Form 10QSB
period 2001-09-30
MADISON BANCSHARES INC
filed 2001-11-06
CIK 1141106

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from_______to_______

Commission file number 0-32867

MADISON BANCSHARES, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Florida	59-3720289

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

35388 U.S. Highway 19, North
Palm Harbor, Florida 34684
(Address of Principal Executive Offices)

(727) 786-3888
(Issuer’s Telephone Number, Including Area Code)

N.A.
(Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES         NO      (went effective August 7, 2001)

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	1,493,971 shares
(class)	Outstanding at October 11, 2001

MADISON BANCSHARES, INC.
INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets - At September 30, 2001 (unaudited) and At December 31, 2000	2

	Condensed Consolidated Statements of Earnings - Three and Nine Months ended September 30, 2001 and 2000 (unaudited)	3

	Condensed Consolidated Statement of Changes in Stockholders’ Equity Nine Months Ended September 30, 2001 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2001 and 2000 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-8

	Review by Independent Certified Public Accountants	9

	Report on Review by Independent Certified Public Accountants	10

Item 2.	Management’s Discussion and Analysis or Plan of Operations	11-15

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	16

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	16

SIGNATURES		17

MADISON BANCSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	September 30,	December 31,

Assets	2001	2000

	(unaudited)
Cash and due from banks	$3,434	2,282

Interest-bearing deposits with banks	62	87

Federal funds sold	951	303

Cash and cash equivalents	4,447	2,672

Securities available for sale	11,193	14,480

Securities held to maturity (market value of $10,272 in 2001 and $9,261 in 2000)	10,558	10,525

Loans, net of allowance for loan losses of $1,394 in 2001 and $966 in 2000	137,152	114,113

Accrued interest receivable	770	851

Premises and equipment, net	2,980	3,032

Federal Home Loan Bank of Atlanta stock, at cost	509	483

Deferred tax asset	85	122

Other assets	909	823

	$168,603	147,101

Liabilities and Stockholders’ Equity

Liabilities:

Noninterest-bearing demand deposits	11,951	9,605

Savings, NOW and money-market deposits	50,529	45,219

Time deposits	80,587	79,051

Total deposits	143,067	133,875

Federal Home Loan Bank advances	10,000	250

Other borrowings	1,006	—

Official checks	898	1,205

Cash dividend declared	75	—

Other liabilities	1,633	832

Total liabilities	156,679	136,162

Stockholders’ equity:

Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued or outstanding	—	—

Common stock, $.01 par value, authorized 4,000,000 shares; issued and outstanding 1,491,656 and 1,420,696 in 2001 and 2000	15	14

Additional paid-in capital	12,634	12,032

Accumulated deficit	(705)	(770)

Accumulated other comprehensive income (loss)	(20)	(337)

Total stockholders’ equity	11,924	10,939

	$168,603	147,101

See Accompanying Notes to Condensed Consolidated Financial Statements.

MADISON BANCSHARES, INC.

Condensed Consolidated Statements of Earnings (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Interest income:

Loans	$2,777	2,407	8,036	6,732

Securities available for sale	147	240	498	747

Securities held to maturity	121	152	326	469

Other interest-earning assets	42	27	285	73

Total interest income	3,087	2,826	9,145	8,021

Interest expense:

Deposits	1,437	1,461	4,599	3,899

Borrowed funds	119	33	269	230

Total interest expense	1,556	1,494	4,868	4,129

Net interest income	1,531	1,332	4,277	3,892

Provision for loan losses	191	86	349	283

Net interest income after provision for loan losses	1,340	1,246	3,928	3,609

Noninterest income:

Service charges on deposit accounts	114	122	347	305

Gain on sale of securities	—	—	23	—

Other	60	70	179	175

Total noninterest income	174	192	549	480

Noninterest expenses:

Employee compensation and benefits	606	557	1,772	1,706

Occupancy and equipment	170	138	488	416

Data processing expense	64	55	188	166

Professional fees	78	35	127	84

Federal deposit insurance premium	6	6	19	18

Other expense	269	192	700	655

Total noninterest expenses	1,193	983	3,294	3,045

Earnings before income taxes	321	455	1,183	1,044

Income taxes	118	170	440	388

Net earnings	$203	285	743	656

Basic earnings per share	$0.14	0.19	0.50	0.44

Diluted earnings per share	$0.13	0.19	0.48	0.44

Dividends per share	$0.05	—	0.05	0.06

See Accompanying Notes to Condensed Consolidated Financial Statements.

MADISON BANCSHARES, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2001
(In thousands)

				Accumulated
				Other
				Compre-
		Additional		hensive
	Common	Paid-in	Accumulated	Income
	Stock	Capital	Deficit	(Loss)	Total

Balance at December 31, 2000	$14	12,032	(770)	(337)	10,939

Comprehensive income:

Net earnings (unaudited)	—	—	743	—	743

Net change in unrealized loss on securities available for sale, net of taxes of $173 (unaudited)	—	—	—	317	317

Comprehensive income (unaudited)					1,060

Stock dividend (unaudited)	1	602	(603)	—	—

Cash dividend declared (unaudited)	—	—	(75)	—	(75)

Balance at September 30, 2001 (unaudited)	$15	12,634	(705)	(20)	11,924

See Accompanying Notes to Condensed Consolidated Financial Statements.

MADISON BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,

	2001	2000

Cash flows from operating activities:

Net earnings	$743	656

Adjustments to reconcile net earnings to net cash provided by operating activities:

Provision for loan losses	349	283

Depreciation and amortization	267	207

Amortization of discounts and premiums on securities and deferred loan fees, net	1	59

Credit for deferred income taxes	(136)	(123)

Decrease (increase) in accrued interest receivable	81	(15)

(Increase) decrease in other assets	(86)	213

Increase in official checks and other liabilities	494	1,583

Gain on sale of securities available for sale	(23)	—

Gain on sale of loans	6	13

Net cash provided by operating activities	1,696	2,876

Cash flows from investing activities:

Net increase in loans	(25,095)	(18,250)

Securities held to maturity principle repayments	20	693

Securities available for sale principle repayments	1,369	710

Net proceeds from sales of securities available for sale	2,427	—

Net purchase of premises and equipment	(215)	(523)

Purchase of Federal Home Loan Bank stock	(26)	(6)

Proceeds from sale of loans	1,651	2,206

Net cash used in investing activities	(19,869)	(15,170)

Cash flows from financing activities:

Net increase in deposits	9,192	17,779

Net increase (decrease) in Federal Home Loan Bank advances	9,750	(6,275)

Net increase in other borrowings	1,006	—

Cash dividends paid	—	(77)

Issuance of common stock	—	13

Net cash provided by financing activities	19,948	11,440

Net increase (decrease) in cash and cash equivalents	1,775	(854)

Cash and cash equivalents at beginning of period	2,672	3,366

Cash and cash equivalents at end of period	$4,447	2,512

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$4,841	3,965

Income taxes	$555	464

Noncash transactions:

Loans reclassified to foreclosed real estate	$—	225

Accumulated other comprehensive income (loss), net change in unrealized loss on securities available for sale, net of tax	$317	(162)

Cash dividend declared	$75	—

Stock dividends	$603	479

See Accompanying Notes to Condensed Consolidated Financial Statements.

MADISON BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General. On June 19, 2001, the shareholders’ of Madison Bank (the “Bank”) approved a plan of corporate reorganization under which the Bank would become a wholly-owned subsidiary of Madison BancShares, Inc. (the “Holding Company”) (collectively, the “Company”). This transaction became effective on September 4, 2001. Initially, the only activity of the Holding Company is the operation of the Bank. This corporate reorganization was accounted for similar to a pooling of interests. All previously issued $1.10 par value common shares of the Bank were exchanged on a one for one basis for $.01 par value common shares of the Holding Company. The Bank is a state-chartered commercial bank incorporated under the laws of the State of Florida. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation. The Bank currently provides a variety of banking services to small and middle-market businesses and individuals through its three banking offices located in Pinellas County, Florida and one banking office in Pasco County, Florida.

2.	In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2001, the results of operations for the three- and nine-month periods ended September 30, 2001 and 2000 and cash flows for the nine-month periods ended September 30, 2001 and 2000. The results of operations and other data for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001.

2.	Loan Impairment and Loan Losses. Loans identified as impaired during the nine-months ended September 30, 2001 are as follows. There were no loans identified as impaired during the nine months ended September 30, 2000 (in thousands):

Nine Months Ended
September 30,
2001

Gross loans with no related allowance, at end of period	$1,230

Average net investment in impaired loans	$5

Interest income recognized on impaired loans	$—

Interest income received on impaired loans	$—

     The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Balance at beginning of period	$1,196	869	966	801

Provision for loan losses	191	86	349	283

Net recoveries (charge-offs)	7	(25)	79	(154)

Balance at end of period	$1,394	930	1,394	930

(continued)

MADISON BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Other Borrowings. In 2001, the Company obtained a $2.5 million line of credit from another financial institution. The line of credit is secured by all the stock of the Bank. On September 30, 2001, the balance was $956,000. Also during the nine months ended September 30, 2001, the Company entered into repurchase agreements with one customer. On September 30, 2001 the repurchase agreement amounted to approximately $50,000 and was secured by $1.9 million in Bank owned securities.

4.	Earnings Per Share (“EPS”). The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. All per share amounts reflect the five percent stock dividends declared on May 15, 2001, May 15, 2000 and December 20, 2000. (Dollars are in thousands, except per share amounts.)

	Three Months Ended September 30,

	2001			2000

		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

Basic EPS:

Net earnings available to common stockholders	$203	1,491,656	$0.14	$285	1,481,264	$0.19

Effect of dilutive securities-
Incremental shares from assumed conversion of options	—	61,401		—	23,613

Diluted EPS:

Net earnings available to common stockholders and assumed conversions	$203	1,553,057	$0.13	$285	1,504,877	$0.19

	Nine Months Ended September 30,

	2001			2000

		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

Basic EPS:

Net earnings available to common stockholders	$743	1,491,656	$0.50	$656	1,480,582	$0.44

Effect of dilutive securities-
Incremental shares from assumed conversion of options	—	56,611		—	23,368

Diluted EPS:

Net earnings available to common stockholders and assumed conversions	$743	1,548,267	$0.48	$656	1,503,950	$0.44

(continued)

MADISON BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Earnings Per Share (“EPS”), Continued. Shares not included in the computations of diluted earnings per share because the option exercise price was not less than the average market price are as follows:

	Number of	Price	Year	Year
	Shares	Range	Issued	Expires

For the three months ended- September 30, 2000	36,000	$7.67-9.16	1999-2000	2009-2010

For the nine months ended- September 30, 2000	36,000	$7.67-9.16	1999-2000	2009-2010

5.	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2001 of the regulatory capital requirements and the Bank’s actual capital on a percentage basis:

		Regulatory
	Actual	Requirement

Total capital to risk-weighted assets	10.29%	8.00%

Tier I capital to risk-weighted assets	9.28%	4.00%

Tier I capital to total assets-leverage ratio	7.84%	4.00%

6.	Cash Dividend Declared. On September 20, 2001, the Board of Directors of the Holding Company declared a $0.5 cash dividend to be paid to shareholders of record on October 31, 2001 payable on November 15, 2001.

MADISON BANCSHARES, INC.

Review by Independent Certified Public Accountants

Hacker, Johnson & Smith PA, independent certified public accountants, has made a limited review of the financial data as of September 30, 2001, and for the three- and nine-month periods ended September 30, 2001 and 2000 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report on Review by Independent Certified Public Accountants

The Board of Directors
Madison BancShares, Inc.
Palm Harbor, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Madison BancShares, Inc. and Subsidiary (the “Company”) as of September 30, 2001, the related condensed consolidated statements of earnings for the three- and nine- month periods ended September 30, 2001 and 2000, the related condensed consolidated statement of changes in stockholders’ equity for the nine- month period ended September 30, 2001 and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 7, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA
HACKER, JOHNSON & SMITH PA
Tampa, Florida
October 11, 2001

MADISON BANCSHARES, INC.

Item 2.  Management’s Discussion and Analysis
or Plan of Operations

General

On June 19, 2001, the shareholders’ of Madison Bank (the “Bank”) approved a plan of corporate reorganization under which the Bank would become a wholly-owned subsidiary of Madison BancShares, Inc. (the “Holding Company”). This transaction became effective on September 4, 2001. Initially, the only activity of the Holding Company is the operations of the Bank. This corporate reorganization was accounted for similar to a pooling of interests. All previously issued $1.10 par value common shares of the Bank were exchanged on a one for one basis for $.01 par value common shares of the Holding Company. The Bank is a state-chartered commercial bank incorporated under the laws of the State of Florida. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation. The Bank currently provides a variety of banking services to small and middle-market businesses and individuals through its three banking offices located in Pinellas County, Florida and one banking office in Pasco County, Florida.

Liquidity and Capital Resources

The Company’s primary source of cash during the nine months ended September 30, 2001 was from net deposit inflows of $9.2 million, an increase in Federal Home Loan Bank advances and other borrowings of $10.8 million and proceeds from the sale of securities available for sale of $2.4 million. Cash was used primarily to originate loans, net of principal repayments, totaling $25.1 million. At September 30, 2001, the Company had outstanding commitments to originate loans totaling $1.6 million. At September 30, 2001, the Bank exceeded its regulatory liquidity requirements.

The following rates are presented for the dates and periods indicated:

	Nine Months		Nine Months
	Ended	Year Ended	Ended
	September 30,	December 31,	September 30,
	2001	2000	2000

Average equity as a percentage of average assets	7.28%	7.40%	7.42%

Equity to total assets at end of period	7.07%	7.44%	7.23%

Return on average assets (1)	0.62%	0.68%	0.64%

Return on average equity (1)	8.48%	9.19%	8.56%

Noninterest expenses to average assets (1)	2.74%	2.88%	2.95%

Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	0.73%	—%	—%

(1)	Annualized for the nine months ended September 30.

MADISON BANCSHARES, INC.

Results of Operations

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest-rate spread; and (v) net interest margin.

	Three Months Ended September 30,

	2001			2000

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

	(Dollars in thousands)
Interest-earning assets:

Loans	$130,862	2,777	8.49%	$104,710	2,407	9.19%

Securities	22,089	268	4.85	29,099	392	5.39

Other interest-earning assets (1)	4,219	42	3.98	1,461	27	7.39

Total interest-earning assets	157,170	3,087	7.86	135,270	2,826	8.36

Noninterest-earning assets	6,777			6,433

Total assets	$163,947			$141,703

Interest-bearing liabilities:

Savings, NOW, money-market deposit accounts	50,361	299	2.37	45,330	388	3.42

Time deposits	76,629	1,138	5.94	70,984	1,073	6.05

Other interest-bearing liabilities (2)	10,006	119	4.76	1,850	33	7.14

Total interest-bearing liabilities	136,996	1,556	4.54	118,164	1,494	5.06

Noninterest-bearing deposits	13,539			11,589

Noninterest-bearing liabilities	1,535			1,630

Stockholders’ equity	11,877			10,320

Total liabilities and stockholders’ equity	$163,947			$141,703

Net interest income		$1,531			$1,332

Interest-rate spread (3)			3.32%			3.30%

Net interest margin (4)			3.90%			3.94%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.15			1.15

(1)	Includes Federal Home Loan Bank stock, federal funds sold and interest-bearing deposits.

(2)	Includes securities sold under agreements to repurchase, Federal Home Loan Bank advances and other borrowings.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

MADISON BANCSHARES, INC.

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest-rate spread; and (v) net interest margin.

	Nine Months Ended September 30,

	2001			2000

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

	(Dollars in thousands)
Interest-earning assets:

Loans	$123,126	8,036	8.70%	$100,607	6,732	8.92%

Securities	22,544	824	4.87	29,774	1,216	5.45

Other interest-earning assets (1)	7,827	285	4.85	1,100	73	8.85

Total interest-earning assets	153,497	9,145	7.94	131,481	8,021	8.13

Noninterest-earning assets	6,861			6,250

Total assets	$160,358			$137,731

Interest-bearing liabilities:

Savings, NOW, money-market deposit accounts	47,975	972	2.70	42,340	978	3.08

Time deposits	79,169	3,627	6.11	68,022	2,921	5.73

Other interest-bearing liabilities (2)	7,729	269	4.64	4,729	230	6.48

Total interest-bearing liabilities	134,873	4,868	4.81	115,091	4,129	4.78

Noninterest-bearing deposits	12,711			10,821

Noninterest-bearing liabilities	1,098			1,596

Stockholders’ equity	11,676			10,223

Total liabilities and stockholders’ equity	$160,358			$137,731

Net interest income		$4,277			$3,892

Interest-rate spread (3)			3.13%			3.35%

Net interest margin (4)			3.72%			3.95%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.14			1.14

(1)	Includes Federal Home Loan Bank stock, federal funds sold and interest-bearing deposits.

(2)	Includes securities sold under agreements to repurchase, Federal Home Loan Bank advances and other borrowings.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

MADISON BANCSHARES, INC.

Comparison of the Three-Month Periods Ended September 30, 2001 and 2000

General. Net earnings for the three-months ended September 30, 2001 were $203,000 or $0.14 per basic and $0.13 per diluted share compared to $285,000 or $0.19 per basic and diluted share for 2000. The decrease in net earnings was due to an increase in noninterest expenses due to the formation of the Holding Company and an increase in the provision for loan losses.

Interest Income and Expense. Interest income increased by $261,000 to $3.1 million for the three-month period ended September 30, 2001 from $2.8 million for the three months ended September 30, 2000. Interest on loans increased $370,000 to $2.8 million for the three-months ended September 30, 2001 compared to $2.4 million in 2000 due to an increase in the average loan portfolio balance to $130.9 million from $104.7 million, partially offset by a decrease in the weighted-average yield earned in 2001 to 8.49% from 9.19% in 2000. Interest on securities decreased for the three months ended September 30, 2001 to $268,000 from $392,000 in 2000. The decrease was due to a decrease in the average balance to $22.1 million in 2001 from $29.1 million in 2000 and a decrease in the weighted-average yield earned in 2001 to 4.85% from 5.39% in 2000.

Interest expense on deposits decreased $24,000 to $1.4 million for the three-months ended September 30, 2001 from $1.5 million in 2000. The decrease is due to a decrease in the average rate paid on deposits in 2001 to 4.53% from 5.03% in 2000, partially offset by an increase in the average deposits in 2001 to $127.0 million compared to $116.3 million in 2000.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Bank’s market areas, and other factors related to the collectibility of the Bank’s loan portfolio. The provision for loan losses was $191,000 for the three-month period ended September 30, 2001 compared to $86,000 for the same period in 2000. The increase is primarily due to the establishment of a reserve for a loan that was put on nonaccrual during the three months ended September 30, 2001. The allowance for loan losses is $1.4 million at September 30, 2001. While management believes that its allowance for loan losses is adequate as of September 30, 2001, future adjustments to the Bank’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income decreased to $174,000 in 2001 from $192,000 for the three- months ended September 30, 2000.

Noninterest Expense. Total noninterest expense increased to $1,193,000 for the three-months ended September 30, 2001 from $983,000 for the comparable period ended September 30, 2000, primarily due to an increase in employee compensation and benefits and occupancy expense both relating to the opening of one new office in the fourth quarter of 2000 and an increase in professional fees due to the formation of the Holding Company.

Income Taxes. The income tax provision for the three months ended September 30, 2001 was $118,000 or 36.8% of earnings before income taxes compared to $170,000 or 37.4% for the period ended September 30, 2000.

MADISON BANCSHARES, INC.

Comparison of the Nine-Month Periods Ended September 30, 2001 and 2000

General. Net earnings for the nine-months ended September 30, 2001 were $743,000 or $0.50 per basic and $0.48 per diluted share compared to $656,000 or $0.44 per basic and diluted share for 2000. The increase in net earnings was due to an increase in net interest income and noninterest income partially offset by a increase in noninterest expenses.

Interest Income and Expense. Interest income increased by $1.1 million to $9.1 million for the nine-month period ended September 30, 2001 from $8.0 million for the nine months ended September 30, 2000. Interest on loans increased $1.3 million to $8.0 million for the nine months ended September 30, 2001 from $6.7 million in 2000 due to an increase in the average loan portfolio balance to $123.1 million in 2001 from $100.6 million in 2000, partially offset by a decrease in the weighted-average yield earned in 2001 to 8.70% from 8.92% in 2000. Interest on securities decreased to $824,000 for the nine months ended September 30, 2001 compared to $1.2 million for the same period in 2000. The decrease was due to a decrease in the average balance in 2001 to $22.5 million from $29.8 million in 2000 and a decrease in the yield earned on securities from 5.45% in 2000 to 4.87% in 2001. Interest on other interest-earning assets increased to $285,000 in 2001 from $73,000 in 2000. The increase was primarily due to an increase in the average balance in 2001 to $7.8 million from $1.1 million in 2000.

Interest expense on deposits increased $700,000 to $4.6 million for the nine-months ended September 30, 2001 from $3.9 million in 2000. The increase is due to an increase in average interest-bearing deposits in 2001 to $127.1 million from $110.4 million in 2000. Also, the weighted-average rate paid on these deposits in 2001 increased to 4.82% from 4.71% in 2000.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Bank’s market areas, and other factors related to the collectibility of the Bank’s loan portfolio. The provision for loan losses was $349,000 for the nine-month period ended September 30, 2001 compared to $283,000 for the same period in 2000. The allowance for loan losses is $1.4 million at September 30, 2001. While management believes that its allowance for loan losses is adequate as of September 30, 2001, future adjustments to the Bank’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $549,000 in 2001 from $480,000 for the nine- months ended September 30, 2000. Service charges on deposit accounts increased in 2001 to $347,000 from $305,000 in 2000 due to pricing increases and growth in deposit accounts. Gains on the sale of securities was $23,000 for the nine months ended September 30, 2001 compared to no gains recognized on the sale of securities during the prior year period.

Noninterest Expense. Total noninterest expense increased to $3.3 million for the nine-months ended September 30, 2001 from $3.0 million for the comparable period ended September 30, 2000, primarily from increases in employee compensation and benefits and occupancy expense resulting from the opening of one new office in the fourth quarter of 2000 and an increase in professional fees due to the formation of the Holding Company.

Income Taxes. The income tax provision for the nine months ended September 30, 2001 was $440,000 or 37.2% of earnings before income taxes compared to $388,000 or 37.2% for the period ended September 30, 2000.

MADISON BANCSHARES, INC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Bank’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The Bank has no risk related to trading accounts, commodities or foreign exchange.

Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Bank’s net interest income and capital, while adjusting the Bank’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Bank’s earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Bank’s market risk exposure since December 31, 2000.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits were previously filed as a part of the Company’s Registration Statement on Form 10-SB as indicated and are hereby incorporated by reference.

Exhibit No.	Description of Exhibit	Page

2	Plan of acquisition, reorganization, arrangement, liquidation, or succession	NA

* 3.1	Articles of Incorporation of Madison BancShares, Inc.

* 3.2	Bylaws of Madison BancShares, Inc.

* 4	Sample Stock Certificate for Madison BancShares, Inc.

* 10.1	Employment Agreement of Henry Speight

* 10.2	Employment Agreement of Robert McGivney

* 10.3	Employment Agreement of David Paetzold

** 10.4	Employment Agreement of Judith Gaffney

* 10.5	Madison Bank Amended and Restated 1998 Key Employee Stock Compensation Program

* 10.6	Madison Bank Amended and Restated 1998 Director’s Stock Option Plan

11	Statement re: Computation of per Share Earnings	7

15	Letter on Unaudited Interim Financial Information	NA

18	Letter on Change in Accounting Principles	NA

19	Report furnished to Security Holders	NA

22	Published Report regarding Matters Submitted to Vote	NA

** 23.1	Consent of Accountants

* 23.2	Consent of Counsel

24	Power of Attorney	NA

* 99.1	Plan of Reorganization of Madison Bank

* 99.2	Proxy of Madison Bank

*	These exhibits were filed with Madison BancShares’ Form 10-SB on June 6, 2001.

**	These exhibits were filed with Madison BancShares’ Amendment One to Form 10-SB on July 17, 2001.

(b)	Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended September 30, 2001.

MADISON BANCSHARES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MADISON BANCSHARES, INC. (Registrant)

Date: November 5, 2001	By:	/s/ Robert B. McGivney Robert B. McGivney, President and Chief Executive Officer

Date: November 5, 2001	By:	/s/ Henry O. Speight Henry O. Speight, Chief Financial Officer and Treasurer