Form 10KSB40
period 2001-12-31
MADISON BANCSHARES INC
filed 2002-03-14
CIK 1141106

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-32867

                            MADISON BANCSHARES, INC.
                 (Name of small business issuer in its charter)

                FLORIDA                                    59-3720289
     (State or other jurisdiction                       (I.R.S. Employer
    of incorporation or organization)                  Identification No.)

          35388 U.S. 19 NORTH
          PALM HARBOR, FLORIDA                                 34684
 (Address of principal executive offices)                    (Zip Code)

                    Issuer's telephone number (727) 786-3888

Securities registered under Section 12(b) of the Exchange Act:

          Title of each class         Name of each exchange on which registered
                  N.A.                                  N.A.

Securities registered under Section 12(g) of the Exchange Act:

                          COMMON SHARES, 0.01 PAR VALUE
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes  [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year were $12,862,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of January 17, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $11,810,214.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

         [ ] Yes  [ ] No     N.A.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of February 1, 2002, the Issuer had 1,493,971 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders filed electronically with the Securities and Exchange Commission on March 15, 2002.

                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
PART I...............................................................................................       1

     ITEM 1.  Description of Business................................................................       1

     ITEM 2.  Description of Property................................................................      13

     ITEM 3.  Legal Proceedings......................................................................      13

     ITEM 4.  Submission of Matters to Vote of Security Holders......................................      14


PART II..............................................................................................      14

     ITEM 5.  Market for Common Equity and related Stockholder.......................................      14

     ITEM 6.  Management's Discussion and Analysis or Plan of Operation..............................      15

     ITEM 7.  Financial Statements...................................................................      29

     ITEM 8.  Changes in and Disagreements with Accountants..........................................      53


PART III.............................................................................................      53

     ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16 (a) of the Exchange Act.....................................         (1)

     ITEM 10. Executive Compensation.................................................................         (1)

     ITEM 11. Security Ownership of Certain Beneficial Owners and Management.........................         (1)

     ITEM 12. Certain Relationships and Related Transactions.........................................         (1)

     ITEM 13.  Index of Exhibits.....................................................................      54

SIGNATURES...........................................................................................      55


(1) The material required by Items 9 through 11 is hereby incorporated by reference from Registrant's definitive Proxy Statement, pursuant to Instruction E 3 of Form 10-KSB at pages 2 through 12 of that document.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Forward Looking Statements

         This document contains forward-looking statements as defined by Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve substantial risks and uncertainties. When used in this document, or in the documents incorporated by reference, the words "anticipate", "believe", "estimate", "may", "intend" and "expect" and similar expressions are some of the forward-looking statements used in these documents. Actual results, performance, or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements. Factors which may cause results to change materially include competition, inflation, general economic conditions, changes in interest rates, and changes in the value of collateral securing loans Madison has made, among other things.

General

         Madison BancShares, Inc. was incorporated on May 8, 2001, as a Florida corporation for the purpose of operating as a bank holding company under the Bank Holding Company Act of 1956. On September 4, 2001, Madison BancShares exchanged its common shares for common shares of Madison Bank on a one-for-one basis. Madison BancShares has its headquarters in Palm Harbor, Florida. Unless specifically delineated, Madison BancShares, and Madison Bank are collectively referred to herein as "Madison". Madison BancShares conducts business as a state commercial bank holding company, and its principal asset is the capital stock of Madison Bank. As a holding company, Madison BancShares has greater flexibility than the Bank to diversify and expand its business activities, either through expanded services or through acquisitions. Currently, Madison BancShares' principal source of income is dividends from the Bank.

The Bank

         Madison Bank commenced banking operations in Palm Harbor, Florida, on December 15, 1985, as a state-chartered savings and loan association. The Bank converted to a state-commercial bank charter on June 30, 1997. It operates from four full-service banking offices, the main office in Palm Harbor, and branch offices in Largo, Tarpon Springs and Port Richey, Florida. The Bank also has an operations center in Palm Harbor. The Bank's primary business is attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate loans and purchase investments.

         Since converting to a commercial bank charter, the Bank has transitioned its loan portfolio from that of a traditional savings and loan, comprised of mostly conventional residential loans and home equity loans, to that of a commercial bank loan portfolio, comprised of commercial real estate, commercial and consumer loans, and adjustable rate mortgage loans. The Bank offers a broad range of retail and commercial banking products, including various types of deposit accounts and loans for businesses and consumers. Its primary source of business is customer referrals. As part of the community bank approach, officers actively participate in community activities and organizations.

Operating and Business Strategy

         Madison's goal is to become one of the leading community banks in Pinellas and Pasco Counties. Madison expects to accomplish this goal through steady and reasonable growth and a prudent operating strategy. Madison's operating and business strategy emphasizes:

         -        Providing personalized services;
         -        Focusing on Madison's immediate community;
         -        Motivating employees;
         - Developing commercial lending relationships with small to medium-sized businesses;
         - Emphasizing mortgage banking activities by continuing to originate residential mortgage loans for Madison's existing customers and to attract new customers; and
         -        Maintaining high credit quality.

         Personalized Service. Madison strives to provide high levels of service and to maintain strong customer relationships. Madison seeks customers who prefer to conduct business with a locally owned and managed institution.

         Local Management and Community Focus. Madison approaches banking with a community focus, emphasizing local management and local decision-making. The Main Office is located in the heart of the business district of Palm Harbor on Highway U.S. 19 North. Most of the executive officers and directors are long-time residents of Madison's market area, and all management decisions are made in Palm Harbor. Each branch provides full-service banking and is staffed to meet the financial needs of the local community.

         Motivated Employees. Madison believes that the key to its success lies with its employees, because it is through the employees that Madison is able to provide Pinellas and Pasco County banking customers with a high level of service and attention. To this end, it seeks to hire qualified banking professionals who are committed to providing a superior level of banking service and are willing to accept a significant degree of responsibility. Each employee focuses on the individual customer's needs and strives to deliver the specific products and services that are best suited to achieve the customer's financial goals.

         Internal Growth and Branch Expansion. From 1996 to 1999, Madison concentrated on transitioning the loan and deposit portfolios from a thrift orientation to a commercial bank orientation. Beginning in 1999, Madison started growing its business and expanded with new branches. Deposits at December 31, 2001 were $137.1 million, up 2.4% from December 31, 2000, and net loans during that same period increased 20.6% from $114.1 million at year-end 2000 to $137.6 million at December 31, 2001.

         Development of Commercial Lending Relationships. Since 1996, Madison has transitioned its loan portfolio mix by originating commercial and commercial real estate loans. Management believes that large out-of-state financial institutions, which have acquired several local banks, have shifted the focus of the acquired banks away from lending to small to medium-sized businesses. As part of Madison's lending efforts, it has been developing, within its market, strong commercial lending and depository relationships with small to medium-sized businesses, entrepreneurs and professionals who value personalized service and attention to their specific borrowing needs. Timely lending decisions and prompt, courteous service is very important and, Madison believes that it has and will continue to foster long-term, quality lending and deposit relationships.

         Continued Residential Lending. In order to be a full service bank, Madison is actively engaged in residential lending activities which include the origination and subsequent sale of residential mortgage loans. Madison's strategy is to sell all of its long-term, fixed-rate residential mortgage loan originations and retain its adjustable-rate and short-term, fixed-rate mortgage loan originations. The sale of mortgage loans in the secondary market provides additional non-interest income, including mortgage loan origination fees and gains on the sale of mortgage loans.

         Maintaining High Credit Quality. Management places a great deal of emphasis on maintaining high asset quality. Management believes that the outstanding asset quality Madison has experienced is principally due to its strict underwriting criteria, the relationship of its lenders, senior officers, and directors to its customers and their knowledge of Madison's local community.

Primary Market Area

         Madison's headquarters and main office is in Palm Harbor, Florida, an unincorporated part of Pinellas County, which includes Clearwater and St. Petersburg. According to the 2000 U.S. Census Bureau statistics, Palm Harbor has a population of approximately 59,248 year round residents, while Pinellas County has a population of approximately 921,482. Pinellas County is contiguous with Hillsborough County, Florida, which as of 2000 had a population of approximately 998,948. The Tampa Bay Area and, in particular, Northern Pinellas County and Western Pasco County are considered to be Madison's primary market areas.

         Madison currently has a branch office in Largo, Florida which is located 15 miles southeast of the main office. As of December 31, 2001, the Largo Branch had $16,612,000 in deposits. Largo is also in Pinellas County and has a population of approximately 69,371 residents, with manufacturing as its primary industry. Pinellas County has become a strong retirement community and is emerging as a health care provider community. Pinellas County's other major industries include, tourism, retail trade, industry excluding mining or ore refining and real estate.

         In December 1999, Madison opened its second full-service branch in Pasco County, Florida. This branch is located 12 miles from its main office. As of December 31, 2001, the Pasco County Branch had $11,444,000 in deposits. As of 2000, Pasco County had a population of 344,765, with tourism, real estate development, and agriculture as its primary industries. Pasco County is developing as a strong retirement community and with the opening of a new expressway many people live in Pasco and work in Pinellas and Hillsborough Counties.

         In December 2000, Madison opened its third full-service branch in Tarpon Springs, Florida in North Pinellas County. This branch is located 6 miles from the Main Office and is housed in an interim facility awaiting new branch construction in 2002. As of December 31, 2001, the Tarpon Springs Branch had $19,743,000 in deposits. Tarpon Springs has a population of 21,000, as of 2000, with tourism, small retail trade and a natural sponge industry as its primary businesses. Tarpon Springs is undergoing a downtown historical revitalization and our branch site is located in the downtown area becoming a part of the city's redevelopment.

Competition

         Competition for deposits and loans is intense among financial institutions in Florida and particularly in areas of high population concentrations such as Pinellas County, with 3,245 residents per square mile. Madison's competitors include institutions, including bank holding companies, such as Bank America/Nations Bank, First Union, AmSouth Bank, other commercial banks, savings banks, and credit unions. Additional competition for deposits comes from government securities, money market funds, mutual fund and securities brokerage firms. Many of these competitors have substantially greater resources, higher lending limits, larger branch networks, and are able to offer a broader range of products and services than Madison can offer.

         The primary factors in competing for deposits are service, convenience, interest rates, the range of financial services offered, and the flexibility of office hours. The primary factors in competing for loans include service, timely responses, local decision making, interest rates, loan fees, and flexible terms. Madison competes for deposits by offering a variety of deposit programs geared to potential customers. By developing strong ties in the local community and providing a high quality of personal banking services to families, professionals, retirees, and owner-operated businesses, with an emphasis on flexibility and timely responses to customer demands, management believes that Madison can successfully compete in the market for deposits and loans.

         Geographic deregulation has also had a material impact on the financial industry. Federally-chartered savings institutions have interstate banking authority. As for commercial banks, to date, all but three states have enacted some form of interstate banking legislation. The most common form of interstate banking statutes has either regional limitations or reciprocity requirements. A growing number of states, however, now provide for unrestricted entry. A bank holding company is now permitted to acquire existing banks across state lines and may consolidate its interstate subsidiary banks into branches and merge with a bank in another state, depending upon state laws. Recent legislation in Florida has removed most of the final barriers to interstate banking in Florida.

Loan Strategy

         Since 1996, Madison Bank has placed an emphasis on originating commercial real estate, commercial and consumer loans. As the large out-of-state financial institutions, which have acquired several local banks, continue to shift the focus of the acquired banks away from business opportunities in smaller businesses, Madison has targeted owners of small to medium-sized businesses and local professionals as its potential customer base. Madison Bank also originates and sells residential loans by offering various adjustable-rate and fixed-rate mortgage loan products.

Loan Activities

         General. Madison's primary business emphasis is on making commercial business, commercial real estate and consumer loans. As of December 31, 2001, the net loan portfolio totaled $137.6 million, or 82.6% of total assets.

         General Loan Policies. Loan activities are subject to underwriting standards and loan origination procedures prescribed by the Board of Directors and management. Pursuant to these procedures loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations.

         In addition, Madison Bank has several procedures in place to assist it in maintaining the overall quality of its loan portfolio. These procedures include an independent credit analysis for all commercial credit relationships over $300,000. Loans are approved at various management levels up to and including the Board of Directors, depending on the amount of the loan. Loans less than $250,000 are approved by authorized officers. The President has loan authority up to $400,000 and the Chairman of the Board has loan authority up to $400,000. The Chief Loan Officer can approve loans up to $650,000 with the consent of the President or the Chairman. The President and Chairman have a combined lending authority of up to $1,000,000. Loans over $1,000,000 require approval by the Board of Directors. The Board of Directors reviews all new and renewed loans on a monthly basis. All unsecured loans in excess of $200,000 required approval of the Board of Directors.

         Interest rates charged on all of Madison's loans vary as they are affected by competitive factors such as the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

         Commercial Real Estate Loans. Commercial real estate loans are secured primarily by office, motel and retail business properties located in Pinellas, Pasco and Hillsborough Counties. Commercial real estate loans may be for an amortization term of up to 25 years, with interest rate resets at three to five year intervals and maturities generally of five to twelve years. Because payments on loans secured by commercial property depend to a large degree on results of operations and management of the properties, the risk of nonpayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. Madison Bank's loan policy for real estate loans generally requires that collateral be appraised by an independent, outside appraiser approved by the Board of Directors.

         Madison does not usually offer fixed-rate commercial real estate or multi-family real estate loans. Commercial and multi-family real estate loans are originated with a loan-to-value ratio generally not exceeding 75%. Loans secured by this type of collateral will continue to be a part of Madison's future loan program. Commercial and multi-family real estate loans are generally larger and involve a greater degree of risk than residential mortgage loans.

         For real estate loans, Madison Bank's policy is to have a valid mortgage lien on real estate securing the loan and to obtain a title insurance policy which insures the validity and priority of the lien. Borrowers must also obtain hazard insurance policies prior to closing, and when the property is in a flood prone area, flood insurance is required. Most real estate loans also require the borrower to advance funds on a monthly basis, together with each payment of principal and interest, to a mortgage escrow account from which disbursements are made for items such as real estate taxes and property insurance.

         Madison Bank is permitted to lend up to 100% of the appraised value of the real property securing a mortgage loan. However, if the amount of a conventional, residential loan (including a construction loan or a combination construction and permanent loan) originated or refinanced exceeds 80% of the appraised value or of the purchase price, whichever is less, Madison is required by federal regulations to obtain private mortgage insurance on that portion of the principal amount of the loan that exceeds 80% of the value of the property. Madison will originate single-family residential mortgage loans with up to a 90% loan-to-value ratio if the required private mortgage insurance is obtained. Loans over 95% loan-to-value ratio are limited to special community support programs or one of the FHA, VA, or Farmers Home Administration guarantee or insurance programs. The loan-to-value ratio on a home secured by a junior lien generally does not exceed 85%, including the amount of the first mortgage on the collateral. With respect to home loans granted for construction or construction/permanent financing, Madison will lend up to 80% of the appraised value of the property on an "as completed" basis.

         Commercial Loans. Commercial loans are business loans that are not secured by real estate and are dependent on business cash flows for repayment. Although Madison has made Small Business Administration loans, it generally will underwrite this type of loan for its own portfolio utilizing other sources of collateral and a maximum loan to value ratio of 80%. In most cases, personal guarantees are required of principals. The risk that Madison Bank faces when originating commercial loans is that the business assets of the maker tend to fluctuate with the business cycle causing Madison's collateral to be sold when difficult economic conditions are experienced.

         Residential Loans. Madison currently originates fixed-rate residential mortgage loans and ARM loans for terms of up to 30 years. The residential ARM loans currently offered have interest rates that are fixed for a period of one, three or five years. After the initial period the interest rate is adjusted annually based upon an index such as the yield on treasury securities adjusted to a one-year maturity, plus a margin. Most of Madison's ARM loans limit the amount of any increase or decrease in the interest rate at each adjustment and over the life of the loan. Typical limitations are 2% for each adjustment with a limit of 6% over the life of the loan. Madison may offer ARM loans with different annual and life-of-loan interest change limits, shorter or longer adjustment periods and different base indices as may be appropriate to meet market demands, portfolio needs, and Madison's interest rate risk management goals. While the initial rate on ARM loans may be below a fully indexed rate, the loan is always underwritten based on the borrower's ability to pay at the interest rate which would be in effect after adjustment of the loan. Some ARM loans include features that allow the borrower, under special conditions, to convert the loan to a fixed rate at the then prevailing market rates.

         ARM loans reduce the risks to Madison concerning changes in interest rates, but involve other risk because as interest rates increase, the borrower's required payments increase, thus increasing the potential for default. The level of interest rates also affects marketability of real estate loans.

         Most of Madison's fixed rate home loans are originated for 30-year amortization terms. Borrowers requesting a term of 15 years or less are usually granted an interest rate slightly lower than is offered for a 30-year amortizing loan. These loans are originated in compliance with documentation and underwriting standards which permit their sale in the secondary market to institutional investors such as Fannie Mae. Fixed-rate home loans include a "Due on Sale" clause which provides Madison with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without Madison's consent. The "Due on Sale" provision is generally enforced. Historically, Madison Bank's losses on this type of loan have been less than .006%.

         Consumer Loans. Consumer loans are considered to be loans to natural persons for personal, family or household purposes, and these loans may be unsecured, secured by personal property or secured by liens on real estate which, when aggregated with prior liens, equals or exceeds the appraised value of the collateral property. Madison makes various types of consumer loans, including automobile and boat loans, but primarily home equity loans.

         Consumer loans are originated in order to provide a range of financial services to customers and to create stronger ties to its customers and because the shorter term and normally higher interest rates on such loans help maintain a profitable spread between Madison's average loan yield and its cost of funds. The terms of consumer loans generally range from one to five years. Underwriting standards for consumer loans include an assessment of the applicant's repayment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. Consumer loans generally involve more credit risks than mortgage loans because of the type and nature of the collateral or absence of collateral. Consumer loan repayments are dependent on the borrower's continuing financial stability, and are likely to be adversely affected by job loss, divorce or illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance. Madison's belief is that the yields earned on consumer loans are commensurate with the credit risk associated with such loans and, therefore, it intends to continue to increase its investment in these types of loans.

         Income from Loan Activities. Fees are earned in connection with loan commitments and originations, loan modifications, late payments, changes of property ownership and for miscellaneous services related to loans. Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent upon prevailing interest rates and their effect on the demand for loans in Madison's primary service area.

         Loan fees typically are charged at the time of loan origination and may be a flat fee or a percentage of the amount of the loan. Under current accounting standards the total amount of such fees cannot typically be recognized as income immediately, rather a portion of the fees are deferred and taken into income over the contractual life of the loan, using a level yield method. If a loan is prepaid or refinanced, all remaining deferred fees with respect to such loan are taken into income at that time.

         Nonperforming Loans and Real Estate Owned. When a borrower fails to make a required payment on a loan, Madison's loan officers attempt to collect the payment by contacting the borrower. If a payment on a loan has not been received by the end of a grace period (usually 10 days from the payment due date), notices are sent at that time, with follow-up contacts made thereafter. In most cases, delinquencies are cured promptly. If the delinquency exceeds 29 days and is not cured through normal collection procedures, more formal measures are instituted to remedy the default, including the commencement of foreclosure proceedings. Madison will then attempt to negotiate with the delinquent borrower to establish a satisfactory payment schedule.

         A loan is generally placed on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on nonaccrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as non-accrual are recorded as a reduction of principal as long as doubt exists as to collection.

         If foreclosure is required, when completed, the property would be sold at a public auction in which Madison will generally participate as a bidder. If it is the successful bidder, the acquired real estate property is then included in the other real estate owned "OREO" account until it is sold. Madison is permitted under federal regulations to finance sales of real estate owned by "loans to facilitate," which may involve more favorable interest rates and terms than generally would be granted under normal underwriting guidelines.

Asset Classification

         Commercial banks are required to review and when appropriate classify their assets on a regular basis. The FDIC and state banking examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowance for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not warrant classification in one of the aforementioned categories, but possess weaknesses, are classified as special mention and are closely monitored.

Provision for Losses on Loans

         The provision for loan losses is established through a provision for loan losses charged against income. Loans are charged against the provision when Madison believes that the collectibility of the principal is unlikely. The provision is an estimated amount that Madison believes will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower's ability to pay. While Madison uses the best information available to recognize losses on loans, future additions to the provision may be necessary based on changes in economic conditions.

Personnel

         Initially, the executive officers of Madison will also be executive officers of Madison BancShares. As Madison BancShares expands its operations beyond management of the Bank, additional employees may be hired.

         As of December 31, 2001, Madison had 51 full-time employees, 7 part-time employees, and 55 full-time equivalents. The employees are not represented by any collective bargaining group. Madison believes that its relations with its employees are good.

         Employees are covered by a comprehensive employee benefit program which provides for, among other benefits, hospitalization and major medical insurance, long-term disability insurance, life insurance, and education assistance. Such employee benefits are considered by management to be generally competitive with employee benefits provided by other major employers in Madison's geographic market area.

REGULATION AND SUPERVISION

Monetary Policies

         The results of Madison Bank's operations, are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of changing conditions in the national economy and in the money market, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or credit losses and earnings.

Regulatory Oversight

         Madison operates in a highly regulated environment with numerous federal and state laws and regulations governing their activities. Such business activities, which are governed by statute, regulation and administrative policies, are supervised by a number of federal regulatory agencies, including the Federal Reserve Board, the Florida Department of Banking and Finance ("Department") and the FDIC. The following is a brief summary of the legislation and regulations which affect Madison.

         In November 1999, the financial services regulations were significantly reformed with the adoption of the Gramm-Leach-Bliley Act ("GLA"). The GLA provides for the streamlining of the regulatory oversight functions of the various federal banking agencies. Of significance, the GLA permits bank holding companies that are well managed, well capitalized and that have at least a satisfactory Community Reinvestment Act rating to operate as Financial Holding Companies ("FHC").

         The GLA also requires financial institutions to permit, with few exceptions, their customers to "opt out" of having their personal financial information shared with nonaffiliated third parties. The GLA bars financial institutions from disclosing customer account numbers to direct marketers and mandates that institutions provide annual disclosure to their customers regarding the institution's privacy policies and procedures.

         Madison BancShares will be regulated by the Federal Reserve Board under the Bank Holding Company Act of 1956, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before:

         -        Acquiring more than 5% of the voting shares of any bank; or

         -        Acquiring all or substantially all of the assets of a bank;
                  and

         - Before merging or consolidating with another bank holding company.

The Federal Reserve Board has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy, Madison BancShares may be required to provide financial support for a subsidiary bank, such as Madison, at a time when, in the absence of such a Federal Reserve Board policy, Madison BancShares may not deem it advisable to provide such assistance.

         A bank holding company is generally prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies.

         As a bank holding company, Madison BancShares will be required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may also make examinations of Madison BancShares and each of its subsidiaries.

         As a publicly traded company with its shares of common stock registered under the Securities Exchange Act of 1934, Madison will be required to file periodic public disclosure reports with the Securities and Exchange Commission, and the regulations promulgated thereunder.

         One required form, a Form 10-KSB, is an annual report that must contain a complete overview of Madison' business, financial, management, regulatory, legal, ownership and organizational status. Madison must file Form 10-KSB by March 31st of each year.

         Similarly, a Form 10-QSB, must contain information concerning Madison on a quarterly basis. Although Form 10-KSB requires the inclusion of audited financial statements, unaudited statements are sufficient for inclusion on Form 10-QSB. Additionally, any significant non-recurring events that occur during the subject quarter, as well as changes in securities, any defaults and the submission of any matters to a vote of security holders, must also be reported on Form 10-QSB.

         In addition to the annual and quarterly reports, if any of the six significant events listed below occurs in a period between the filing of Form 10-KSB or a Form 10-QSB, such event must be reported on a Form 8-K within 15 days of the event:

         -        A change in control;
         -        An acquisition or disposition of significant assets;
         -        Bankruptcy or receivership;
         -        A change in certifying accountant;
         -        Any resignation of directors; or
         -        A change in fiscal year end.

When communicating with shareholders, Madison' proxy solicitations for its Annual Meetings of Shareholders, or any Special Meeting, will be required to contain certain detailed disclosures regarding the current status of Madison.

         Individual directors, officers and owners of more than 10% of Madison' stock, will also be required to file individual disclosures of the amount of Madison' securities (stock, options or warrants) they beneficially own and of any transactions involving such securities. The initial status of all such persons will be reported on individual Form 3s. Subsequent securities transactions will be reported on Form 4 as they occur, and an annual report of ownership is filed on Form 5. In certain instances, the filing of a Form 4 or a Form 5 can relieve the reporting individual of their duty to file the other.

         The National Association of Securities Dealers has adopted a rule requiring the audit committees of Boards of Directors of reporting companies to undertake certain organizational and operational steps. The Securities and Exchange Commission has adopted a similar rule. These standards will require Madison BancShares' audit committee to be comprised of a majority of independent, non-employee directors who are financially literate. Furthermore, the audit committee will be required to adopt a formal charter defining the scope of its operations. The Securities and Exchange Commission's rule also requires auditors to review the financial statements contained in Form 10-QSBs.

         As a state-chartered bank, Madison Bank is subject to the supervision of the Department and the FDIC. Madison may establish branch offices anywhere within the State of Florida. Madison is also subject to the Florida banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit. In addition, the Bank, as a subsidiary of Madison BancShares, will be subject to restrictions under federal law in dealing with Madison and other affiliates, if any. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

         Loans and extensions of credit by state banks are subject to legal lending limitations. Under state law, a state bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person. In addition, a state bank may grant additional loans and extensions of credit to the same person up to 10% of its unimpaired capital and surplus, provided that the transactions are fully secured. This 10% limitation is separate from, and in addition to, the 15% limitation for unsecured loans. Loans and extensions of credit may exceed the general lending limit if they qualify under one of several exceptions.

         Both Madison BancShares and the Bank are subject to or will be subject to regulatory capital requirements imposed by the Federal Reserve Board, the FDIC and the Department. Both the Federal Reserve Board and the FDIC have established risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with all banks owned by the holding company. The FDIC's risk-based capital guidelines apply directly to state banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar) provide that banking organizations must have capital equivalent to 8% of weighted risk assets. The risk weights assigned to assets are based primarily on credit risks.

         Depending upon the risks associated with a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. At December 31, 2001, the Bank's total risk-based capital and Tier 1 capital ratio were 10.39% and 9.35%. Both the Federal Reserve Board and the FDIC have also implemented minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of bank and bank holding companies. Under these rules, banking institutions are required to maintain a ratio of 3% Tier 1 capital to total assets (net of goodwill). Tier 1 capital includes common shareholders' equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

         Both the risk-based capital guidelines and the leverage ratio are minimum requirements applicable only to top-rated banking institutions. Institutions operating at or near these levels are expected to have well-diversified risk, excellent asset quality, high liquidity, good earnings and in general, have to be considered strong banking organizations, rated composite 1 under the CAMELS rating system for banks or the BOPEC rating system for bank holding companies. Institutions with lower ratings and institutions with high levels of risk or experiencing or anticipating significant growth would be expected to maintain ratios 100 to 200 basis points above the stated minimums. CAMELS is an abbreviation for six essential bank rating components, Capital Adequacy, Asset Quality, Management, Earnings, Liquidity and Sensitivity to Market Risk. BOPEC is CAMELS' counterpart for bank holding companies and evaluates: Bank Subsidiaries, Other (Nonbank) Subsidiaries, Parent Company, Earnings-Consolidated and Capital Adequacy-Consolidated.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), created five capital categories for banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. These categories are used to determine the severity of corrective action that the appropriate regulator may take in the event a bank reaches a given level of undercapitalization.

         For example, a bank which becomes undercapitalized must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of 5% of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, undercapitalized institutions are restricted from paying management fees, dividends and other capital distributions, are subject to certain asset growth restrictions and are required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business. As a banking institution drops to lower capital levels, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the bank may engage and ultimately providing for the appointment of a receiver for certain banks deemed to be critically undercapitalized.

         Each federal banking agency has now prescribed standards for all insured depository institutions and their holding companies relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits. In addition, the federal banking regulatory agencies have prescribed by regulatory standards specifying:

         -        Maximum classified assets to capital ratios;
         - Minimum earnings sufficient to absorb losses without impairing capital;
         - To the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions or the depository institution holding companies; and
         - Such other standards relating to asset quality, earnings and valuation as the agency deems appropriate.

         Finally, each federal banking agency has prescribed standards for employment contracts and other compensation arrangements of executive officers, employees, directors and principal shareholders of insured depository institutions that prohibit compensation and benefits and other arrangements that are excessive or that could lead to a material financial loss for the institution. If an insured depository institution or its holding company fails to meet any of the standards described above, it is required to submit an acceptable plan remedying the failure. If it fails to implement the plan or correct the deficiency, the appropriate federal banking agency will require the institution or holding company to make the correction and, until corrected, may impose restrictions on the institution or the holding company.

         The following table reflects the capital thresholds that are now required for all FDIC insured depository institutions:

                                                       TOTAL RISK-                TIER 1                  TIER 1
                                                      BASED CAPITAL             RISK-BASED               LEVERAGE
                                                          RATIO                CAPITAL RATIO               RATIO
                                                      -------------            -------------             ---------
Well capitalized(1)...........................             10%                       6%                       5%

Adequately capitalized(1).....................              8%                       4%                       4%(3)

Undercapitalized(2)...........................             <8%                      <4%                      <4%

Significantly Undercapitalized(2).............             <6%                      <3%                      <3%

Critically Undercapitalized(2)................             --                       --                       <2%

Madison Bank's capital as of
December 31, 2001.............................          10.39%                    9.35%                    7.79%

---------------

(1)      An institution must meet all three minimums.
(2) An institution falls into this category if it is below the specified capital level for any of the three capital measures.
(3) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.

Based upon the above regulatory ratios, the Bank is considered to be well capitalized.

         In order to comply with FDICIA, the Federal Reserve Board and the FDIC adopted a final rule which institutes guidelines defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, director and officer compensation, asset quality, earnings and stock valuation. The FDICIA implements both the capital standards and the safety and soundness standards which were designed to bolster and protect the deposit insurance fund.

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, restrictions on interstate acquisitions of banks by bank holding companies were repealed, such that bank holding companies are able to acquire any Florida-based bank, subject to certain deposit percentage and other restrictions. De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state continues to be subject to applicable state branching laws. Florida permits interstate branching through acquisition, but does not allow de novo branching.

         The scope of regulations and permissible activities of the Bank and Madison BancShares is subject to change by future federal and state legislation.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The following table sets forth information with respect to Madison's offices as of December 31, 2001.

                                                                      FACILITY
                  LOCATION                                             STATUS
                ----------------------------------------------------------------
                HEADQUARTERS
                     35388 U.S. Hwy 19 North
                     Palm Harbor, Florida 34684                         Owned

                OPERATIONS CENTER
                     34911 U.S. Highway 19 North
                     Suite 600
                     Palm Harbor, Florida 34684                         Owned

                BRANCH OFFICE
                     503 South Pinellas Avenue
                     Tarpon Springs, Florida 34689                      Owned

                BRANCH OFFICE
                     6709 Ridge Road
                     Suite 100
                     Port Richey, Florida 34688                         Leased

                BRANCH OFFICE
                     12975 Walsingham
                     Largo, Florida 34644                               Leased

The operations center and the Tarpon Springs Branch for Madison are wholly-owned. Madison owns the building in which its headquarters are located and leases the land. Its monthly rent on the land is $5,329.12. The rent adjusts in accordance with the consumer price index every third year. The last adjustment was on March 1, 2001. The initial term of the lease is twenty-five years commencing on March 1, 1985. The lease may be extended for five five-year terms. All of Madison's ownership interests are unencumbered.

         Madison leases the Largo and the Port Richey branches. As of November 1, 2001, the rent on the Largo branch is $2,277.99 per month. Madison's lease for this property expires on October 31, 2002. The rent for the Port Richey branch is $2,713.36 per month. The rent for that location is adjusted according to the consumer price index annually with a cap of 3%. The lease has a five year term with two options to renew for additional 5 year periods. The lease would expire on November 30, 2014, if both five year options were exercised.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no pending legal proceedings to which the Bank or Madison BancShares is a party or to which any of their properties are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2001.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         On December 27, 2001, Madison BancShares' stock began trading on the NASDAQ SmallCap Market under the symbol MDBS. As of February 1, 2002, there were 146 registered holders of common stock of the Company and approximately 150 street name holders. On May 15, 2001, Madison paid a stock dividend in common stock equal to 5% of the then outstanding shares of Madison. The prior year, on May 15, 2000, the Bank paid a dividend in common stock equal to 5% of the then outstanding shares of Madison, and on December 20, 2000 paid a dividend in common stock equal to 5% of the then outstanding shares of Madison. Madison BancShares' paid a cash dividend equal to $0.05 cents per share on November 15, 2001.

         On January 17, 2002, the closing sales price of Madison BancShares' common stock was $10.450. At December 31, 2001, the closing sales price of Madison BancShares' stock was $9.700.

                                                         CALENDAR YEAR 2001
                                                       ----------------------
                                                       LOW $           HIGH $
                                                       -----           ------
                                                            (per share)
         THIRD QUARTER (9/4-9/30).......                9.600          10.300

         FOURTH QUARTER...................              9.000           9.700

                      [This page left intentionally blank]

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SELECTED FINANCIAL DATA

         The following table presents selected financial data for Madison for the years-ended December 31, 2001, 2000, and 1999. The data should be read in conjunction with Madison's financial statements, including the related notes, and "Management's Discussion and Analysis or mean of Operations."

                                                                                            AT OR FOR THE
                                                                                             YEAR-ENDED
                                                                                             DECEMBER 31
                                                                            ----------------------------------------------
                                                                              2001              2000               1999
                                                                            ---------         ---------          ---------
                                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED BALANCE SHEET DATA:
     Total assets ....................................................      $ 166,531         $ 147,101          $ 131,755
     Cash and cash equivalents .......................................          2,801             2,672              3,366
     Securities available for sale ...................................         20,882            14,480             15,461
     Securities held to maturity .....................................             --            10,525             15,158
     Loans, net ......................................................        137,601           114,113             93,160
     Deposit accounts ................................................        137,084           133,875            112,703
     Stockholders' equity ............................................         12,253            10,939             10,069

SELECTED OPERATING DATA:
     Total interest income ...........................................         12,147            10,996              9,418
     Total interest expense ..........................................          6,299             5,730              4,710
     Net interest income .............................................          5,848             5,266              4,708
     Provision for loan losses .......................................            428               369                109
     Net interest income after provision
     for loan losses .................................................          5,420             4,897              4,599
     Non-interest income .............................................            715               648                460
     Non-interest expenses ...........................................          4,390             4,028              3,532
     Net earnings ....................................................          1,093               952                947

PER SHARE DATA(1):
     Basic earnings per share ........................................      $    0.73              0.64               0.64
     Diluted earnings per share ......................................           0.71              0.63               0.63
     Book value per share ............................................           8.20              7.33               6.81

PERFORMANCE RATIOS:
     Return on average assets (R.O.A.) ...............................           0.67%             0.68               0.73
     Return on average equity (R.O.E.) ...............................           9.11              9.19               9.41
     Interest-rate spread during the period ..........................           3.20              3.33               3.18
     Net interest margin .............................................           3.75              3.94               3.71
     Non-interest expense to average assets ..........................           2.70              2.88               2.70

OTHER RATIOS AND DATA:
     Average equity to average assets ................................           7.37              7.40               7.71
     Allowance for loan losses as a percentage of
         total loans outstanding .....................................           1.06              0.84               0.85
         Net recoveries (charge-offs) as a percent of average loans ..           0.07             (0.20)              0.12
         Non-performing loans to total loans .........................           1.13               N/A                N/A
     Allowance for loan losses as a percent of
         Non-performing loans ........................................         103.79               N/A                N/A
     Nonperforming loans and foreclosed real estate
         as a percentage of total assets .............................           0.85               N/A                N/A
     Total number of full-service banking offices ....................              4                 4                  3

---------------

(1) All per share information is presented to reflect the 5% stock dividends declared May 15, 2000, December 20, 2000 and May 15, 2001.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Madison Bank is a state-chartered commercial bank incorporated under the laws of the State of Florida. The deposits of Madison are insured by the FDIC. Madison currently provides a variety of banking services to small and middle-market businesses and individuals through its three banking offices located in Pinellas County, Florida and one banking office in Pasco County, Florida.

         Madison Bancshares, Inc. was incorporated on May 8, 2001. On September 4, 2001, Madison BancShares exchanged its common shares for common shares of Madison Bank on a one-for-one basis. Substantially all of the income of Madison BancShares is from dividends paid to it by the Bank.

LIQUIDITY AND CAPITAL RESOURCES

         A state-chartered commercial bank is required under Florida Law and FDIC regulations to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts subject to certain restrictions. The reserve may consist of cash-on-hand, demand deposits due from correspondent banks, and other investments and short-term marketable securities. At December 31, 2001, Madison significantly exceeded its regulatory liquidity requirements.

         Madison's primary source of funds during the year-ended December 31, 2001, was from:

         -        The sale of securities of $11.4 million;

         - Proceeds from Federal Home Loan Bank advances of $12.0 million; and

         - An increase in deposits of $3.2 million, which were used primarily to originate net loans of $25.6 million and purchase securities available for sale of $9.3 million.

At December 31, 2001, Madison had outstanding commitments to originate loans totaling $3.0 million and commitments to borrowers for available lines of credit totaling $10.9 million.

     Madison's primary source of funds during the year ended December 31, 2000, was from:

         -        Net deposit inflows of $21.2 million;

         -        Proceeds from the repayment of securities of $5.6 million;
                  and

         - Proceeds from the sale of loans of $2.6 million which were used primarily to originate net loans of $24.1million and pay-off Federal Home Loan Bank advances of $8.1 million.

At December 31, 2000, Madison had outstanding commitments to originate loans totaling $1.6 million and commitments to borrowers for available lines of credit totaling $13.1 million.

CREDIT RISK

         Madison's primary business includes making commercial loans, primarily secured by commercial real estate, and to a lesser extent single family residential loans and consumer loans. That activity entails potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond the control of Madison. While underwriting guidelines and credit review procedures have been instituted to protect Madison from avoidable credit losses, some losses will inevitably occur. At December 31, 2001, Madison had $1.4 million nonperforming loans and no foreclosed real estate.

         The following table presents information regarding Madison's total allowance for loan losses, as well as the allocation of such amounts to the various categories of loans (dollars in thousands):

                                                                      AT DECEMBER 31,
                                                        -----------------------------------------------
                                                                2001                       2000
                                                        ---------------------      --------------------
                                                                      % OF                       % OF
                                                                     LOANS TO                  LOANS TO
                                                                      TOTAL                     TOTAL
                                                        AMOUNT        LOANS        AMOUNT       LOANS
                                                        ------       --------      ------      --------

Commercial Real Estate .........................        $1,369         79.8%        $869         72.8%
Commercial .....................................            70          5.0           49          4.6
Residential real estate ........................            17         12.0           22         18.3
Equity lines of credit and second mortgages ....             2          1.7            2          2.1
Consumer .......................................            19          1.5           24          2.2
                                                        ------        -----         ----        -----
   Total allowance for loan losses .............        $1,477          100%        $966        100.0%
                                                        ======        =====         ====        =====

         The following table sets forth information with respect to activity in Madison's allowance for loan losses (dollars in thousands):


                                                                                 YEAR-ENDED
                                                                                 DECEMBER 31,
                                                                        ------------------------------
                                                                          2001                  2000
                                                                        --------             ---------

Average loans outstanding ..................................            $126,151             $ 103,503
                                                                        ========             =========

Allowance at beginning of period ...........................                 966                   802
Charge-offs:
         Commercial ........................................                  --                  (200)
         Residential real estate ...........................                  --                    --
         Consumer ..........................................                                       (12)
                                                                        --------             ---------
                  Total Loans charged-off ..................                  --                  (212)
Recoveries .................................................                  83                     7
                                                                        --------             ---------
Net recoveries (charge-offs) ...............................                  83                  (205)
Provision for loan losses charged to operating expenses ....                 428                   369
                                                                        --------             ---------
Allowance at end of period .................................            $  1,477             $     966
                                                                        ========             =========
Net recoveries (charge-offs) to average loans outstanding ..                 .07%                 (.20)%
                                                                        ========             =========
Allowance as percent of total loans ........................                1.06%                  .84%
                                                                        ========             =========
Allowance as percent of nonperforming loans ................              103.79%                  N/A
                                                                        ========             =========
Total loans at end of period ...............................            $139,394             $ 115,362
                                                                        ========             =========


NONPERFORMING ASSETS

         Madison places all loans past due 90 days on non-accrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as non-accrual are recorded as a reduction of principal as long as doubt exists as to collection.

         At December 31, 2000, Madison had no non-accruing loans which were contractually past due 90 days or more and no troubled debt restructurings. At December 31, 2001, Madison had 1.4 million in non-accruing loans.

         At December 31, 2001, Madison had $1.4 million in nonperforming loans. Madison had no nonperforming assets in 2000.

LOAN PORTFOLIO COMPOSITION

         Madison has commercial real estate loans which comprise the largest group of loans in Madison's loan portfolio. Commercial real estate loans amounted to $111.3 million or 79.8% of the total loan portfolio as of December 31, 2001.

         Residential real estate loans comprise the second largest group of loans in Madison's portfolio amounting to $16.6 million, or 12.0% of the total loan portfolio as of December 31, 2001. Commercial loans consist of $7.0 million or 5.0% of the total loan portfolio.

         The following table sets forth the composition of Madison's loan portfolio (dollars in thousands):


                                                                                         AT DECEMBER 31,
                                                            -------------------------------------------------------------------
                                                                        2001                                    2000
                                                            ---------------------------             ---------------------------
                                                                                  % OF                                    % OF
                                                             AMOUNT               TOTAL               AMOUNT              TOTAL
                                                            ---------             -----             ---------             -----

Commercial real estate .........................            $ 111,295              79.8%            $  83,997              72.8%
Commercial .....................................                7,011               5.0                 5,258               4.6
Residential real estate ........................               16,643              12.0                21,139              18.3
Equity lines of credit and second mortgage .....                2,396               1.7                 2,375               2.1
Consumer .......................................                2,049               1.5                 2,593               2.2
                                                            ---------             -----             ---------             -----
  Subtotal .....................................            $ 139,394               100%            $ 115,362               100%
                                                            =========             =====             =========             =====
Subtract:
  Net deferred loan fees .......................                 (316)                                   (283)
  Allowance for loan losses ....................               (1,477)                                   (966)
                                                            ---------                               ---------
Loans, net .....................................            $ 137,601                               $ 114,113
                                                            =========                               =========

SECURITIES

     According to Financial Accounting Standards No. 115, a securities portfolio is categorized as "held to maturity," "available for sale" or "trading." Securities held to maturity represent those securities which Madison has the positive intent and ability to hold to maturity and are carried at amortized cost. Securities available for sale represent those securities which may be sold for various reasons including changes in interest rates and liquidity considerations. These securities are reported at fair market value with unrealized gains and losses being reported as a separate component of stockholders equity. Trading securities are held primarily for resale and are recorded at their fair values. Unrealized gains or losses on trading securities are included immediately in earnings. Madison does not maintain a trading securities portfolio.

     During the year ended December 31, 2001, the Company sold $9.0 million of securities from the held to maturity category. As required by Statement of Financial Accounting Standards No. 115 - Accounting For Certain Investments in Debt and Equity Securities, all securities classified as held to maturity totaling $10.6 million were transferred to the available for sale category. Furthermore, the Company's management intends to classify all securities purchased through November 31, 2002 as available for sale.

         SECURITIES PORTFOLIO. The following table sets forth the carrying value of Madison's securities portfolio (dollars in thousands):

                                                                   AT DECEMBER 31,
                                                            --------------------------
                                                              2001              2000
                                                            -------            -------

SECURITIES AVAILABLE FOR SALE:
U.S. Government mortgage-backed securities .....            $19,350            $14,480
Other securities ...............................              1,532                 --
                                                            -------            -------
      Total ....................................            $20,882            $14,480
                                                            =======            =======

SECURITIES HELD TO MATURITY:
U.S. Government agency securities ..............            $    --            $ 8,982
Other securities ...............................                 --              1,390
U.S. Government mortgage-backed securities .....                 --                153
                                                            -------            -------

      Total ....................................            $    --            $10,525
                                                            =======            =======

         INVESTMENT MATURITIES. The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio as follows (dollars in thousands):


                                                                AFTER ONE YEAR
                                          ONE YEAR OR LESS       TO FIVE YEARS          AFTER FIVE YEARS             TOTAL
                                        -------------------   -------------------     -------------------     -------------------
                                        CARRYING    AVERAGE   CARRYING    AVERAGE     CARRYING    AVERAGE     CARRYING    AVERAGE
                                          VALUE      YIELD      VALUE      YIELD        VALUE      YIELD        VALUE      YIELD
                                        --------    -------   --------    -------     --------    -------     --------    -------

SECURITIES AVAILABLE FOR SALE
  DECEMBER 31, 2001:
     U. S. Government ..............      $  98      5.42%     $12,498      4.94%      $ 6,754      4.84%      $19,350      4.90%
        mortgaged-backed securities          --        --           --
     Other securities ..............                                                     1,532      6.46         1,532      6.46
                                          =====      ====      =======                 =======      ====       =======      ====
     Total .........................      $  98      5.42%     $12,498      4.94%      $ 8,286      5.14%      $20,882      5.01%
                                          =====                =======                 =======                 =======

  DECEMBER 31, 2000:
     Mortgage-backed securities ....      $  --        --%     $ 3,562      6.45%      $10,918      6.21%      $14,480      6.27%
                                          =====                =======                 =======      ====       =======

SECURITIES HELD TO MATURITY:
  DECEMBER 31, 2000:
     U.S. Government agency
         securities ................      $  --        --%     $ 4,994      3.26%      $ 3,988      2.17%      $ 8,982      2.72%
     Other securities ..............         --        --           --        --         1,390      7.18         1,390      7.18
     U.S. Government mortgage-backed
         securities ................         --        --          102      8.70            51      8.70           153      8.70
                                          -----                -------                 -------                 -------

         Total .....................      $  --        --%     $ 5,096      3.37%      $ 5,429      3.51%      $10,525      3.39%
                                          =====                =======                 =======                 =======


         For purposes of the maturity table, mortgage-backed securities and related instruments, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. These securities may prepay earlier than their weighted-average contractual maturities because of principal prepayments.

REGULATORY CAPITAL REQUIREMENTS

         Under FDIC regulations, the Bank is required to meet certain minimum regulatory capital requirements. This is not a valuation allowance and has not been created by charges against earnings. It represents a restriction on stockholders' equity.

         Quantitative measures established by regulation to ensure capital adequacy require Madison to maintain minimum amounts and percentages (set forth in the table below) of regulatory capital (as defined in the regulations). Management believes, as of December 31, 2001, that Madison meets all capital adequacy requirements to which it is subject.


                                                                                           TO BE WELL
                                                                                        CAPITALIZED UNDER
                                                                   FOR CAPITAL          PROMPT CORRECTIVE
                                            ACTUAL               ADEQUACY PURPOSES:     ACTION PROVISIONS:
                                      ------------------       --------------------    -------------------
                                      AMOUNT         %         AMOUNT         %        AMOUNT         %
                                      -------      -----       -------      -------    ------       ------
                                                             (DOLLARS IN THOUSANDS)

AS OF DECEMBER 31, 2001:
    Total capital (to Risk-
    Weighted Assets):
         Consolidated ..........      $13,789       9.74%      $11,326      8.00%          N/A        N/A
         Bank ..................       14,715      10.39        11,330      8.00       $14,163      10.00%
    Tier I Capital (to Risk-
    Weighted Assets):
         Consolidated ..........       12,313       8.69         5,668      4.00           N/A        N/A
         Bank ..................       13,238       9.35         5,663      4.00         8,495       6.00
    Tier I Capital
    (to Average Assets):
         Consolidated ..........       12,313       7.24         6,803      4.00           N/A        N/A
         Bank ..................       13,238       7.79         6,797      4.00         8,497       5.00

AS OF DECEMBER 31, 2000:
    Total capital (to Risk-
    Weighted Assets) ...........      $12,242      10.57%      $ 9,269      8.00%      $11,586      10.00%
    Tier I Capital (to Risk-
    Weighted Assets) ...........       11,276       9.73         4,634      4.00         6,951       6.00
    Tier I Capital
    (to Average Assets) ........       11,276       7.66         5,885      4.00         7,357       5.00


MARKET RISK

         Market risk is the risk of loss from adverse changes in market prices and rates. Madison's market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest-rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 15 of Notes to the Consolidated Financial Statements.

         Madison's primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on Madison's net interest income and capital, while adjusting Madison's asset-liability structure to obtain the maximum yield-cost spread on that structure. Madison relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates may adversely impact

Madison's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. Madison does not engage in trading activities.

ASSET AND LIABILITY STRUCTURE

         As part of its asset and liability management, Madison has emphasized establishing and implementing internal asset-liability decision processes, as well as communications and control procedures to aid in managing Madison's earnings. Management believes that these processes and procedures provide Madison with better capital planning, asset mix and volume controls, loan-pricing guidelines, and deposit interest-rate guidelines which should result in tighter controls and less exposure to interest-rate risk.

         The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. The gap ratio is computed as rate sensitive assets/rate sensitive liabilities. A gap ratio of 1.0% represents perfect matching. A gap is considered positive when the amount of interest-rate sensitive assets exceeds interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. During a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would adversely affect net interest income.

     In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on the results of operations, Madison's management continues to monitor asset and liability management policies to better match the maturities and repricing terms of its interest-earning assets and interest-bearing liabilities. Such policies have consisted primarily of:

         -        Emphasizing the origination of adjustable-rate loans;

         -        Maintaining a stable core deposit base; and

         - Maintaining a significant portion of liquid assets (cash and short-term securities).

         Madison's cumulative negative gap at the one year measurement period was $(58.8) million at December 31, 2001. This negative gap reflects Madison's large deposit base of savings, NOW and money market deposits that totaled $53.7 million for the period ended. While management includes these deposits in the three month repricing period, much of the industry moves one-half of these deposits to the longest term repricing maturity. In accordance with this practice, in the future, management will classify one-half of Madison's deposits as long-term. Management's strategy is to continue to build this portion of the deposit portfolio as these deposits are considered core deposits, and more importantly, have limited rate sensitivity in an increasing rate environment while they are a less costly source of traditional funding.

         Going forward management will still continue to increase its loan portfolio with products with repricing opportunities inside the one year horizon. In addition, management will endeavor to lengthen its certificate of deposit portfolio beyond the one year horizon and engage in some Federal Home Loan Bank borrowings to help in extending the rate sensitivity of Madison's funding liabilities.

         The following table sets forth certain information relating to Madison's interest-earning assets and interest-bearing liabilities at December 31, 2001, that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

                                                        MORE        MORE THAN    MORE THAN     MORE
                                                    THAN THREE     SIX MONTHS    ONE YEAR    THAN FIVE     OVER
                                        THREE        MONTHS TO       TO ONE       TO FIVE     YEARS TO      TEN
                                        MONTHS      SIX MONTHS        YEAR         YEARS     TEN YEARS     YEARS       TOTAL
                                       --------     ----------     ----------    ---------   ---------    ------      -------

Loans(1) .........................     $ 36,520         5,017         8,478       82,876       4,995       1,508      139,394
Securities available for sale(2) .           --            98            --       12,498       6,837       1,449       20,882
Other securities(3) ..............          361            --            --           --          --         618          979
                                       --------       -------       -------       ------      ------      ------      -------

    Total rate-sensitive assets ..     $ 36,881         5,115         8,478       95,374      11,832       3,575      161,255
                                       ========       =======       =======       ======      ======      ======      =======

Deposit accounts(4):
  Savings, NOW and money-
    market deposits ..............       53,727            --            --           --          --          --       53,727
  Time deposits ..................       25,922         8,882        16,671       14,923       5,795          --       72,193
  Federal Home Loan Bank
    advances .....................        2,200            --            --        5,000       5,000          --       12,200
  Other borrowings ...............        1,801            --            --           --          --          --        1,801
                                       --------       -------       -------       ------      ------      ------      -------
    Total rate-sensitive
      liabilities ................       83,650         8,882        16,671       19,923      10,795          --      139,921
                                       --------       -------       -------       ------      ------      ------      -------

GAP repricing differences ........      (46,769)       (3,767)       (8,193)      75,451       1,037       3,575       21,334
                                       ========       =======       =======       ======      ======      ======      =======

Cumulative GAP ...................     $(46,769)      (50,536)      (58,729)      16,722      17,759      21,334
                                       ========       =======       =======       ======      ======      ======
Cumulative GAP/total assets ......        (28.1)%       (30.3)%       (35.3)%      10.01%       10.7%       12.8%
                                       ========       =======       =======       ======      ======      ======

---------

(1) In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.

(2) Securities are scheduled according to their respective repricing and maturity dates.

(3) Includes Federal Home Loan Bank stock, federal funds sold and interest-bearing deposits with banks.

(4) Savings, NOW and money-market deposits are regarded as ready accessible withdrawable accounts. Time deposits are scheduled through the maturity dates.

       The following table reflects the contractual principal repayments by period of Madison's loan portfolio at December 31, 2001 (in thousands):


                                                                                                 EQUITY LINES
                                                                                    RESIDEN-      OF CREDIT
                                       COMMERCIAL                                   TIAL REAL    AND SECOND
                                      REAL ESTATE     COMMERCIAL      ESTATE        MORTGAGE      CONSUMER         TOTAL
                                      -----------     ----------      -------       ---------    ------------    --------

Due within one year ............        $ 10,222        $2,496        $     4        $   18        $  129        $ 12,869
Due after one through five years          19,266         1,321            389         1,397         1,583          23,956
Due after five years ...........          81,807         3,194         16,250           981           337         102,569
                                        --------        ------        -------        ------        ------        --------
     Total .....................        $111,295        $7,011        $16,643        $2,396        $2,049        $139,394
                                        ========        ======        =======        ======        ======        ========

         At December 31, 2001 of the $126.5 million of loans due after one year 8.8% of such loans have fixed rates of interest and 91.2% have adjustable rates.

         Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their average contractual terms due to prepayments. In addition, due-on-sale clauses on loans generally give Madison the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of loans tends to increase, however, when current loan rates are substantially higher than rates on existing loans and, conversely, decrease when rates on existing loans are substantially higher than current loan rates.

         ORIGINATION, SALE AND REPAYMENT OF LOANS. Madison generally originates loans located in its primary geographical lending area in Pinellas and Pasco Counties, Florida. Loan originations by Madison are attributable to depositors, stockholders, other existing customers, and advertising. Madison's residential mortgage loans generally are originated in compliance with documentation and underwriting standards which permit their sale to investors in the secondary market.

         The following table sets forth total loans originated, sold and repaid (in thousands):


                                                                                           YEAR ENDED
                                                                                           DECEMBER 31,
                                                                                       ------------------
                                                                                         2001       2000
                                                                                       -------   --------

Originations:
    Commercial real estate.....................................................        $47,605    $44,677
    Commercial.................................................................          5,957      1,674
    Residential real estate....................................................            859      3,169
    Equity lines of credit and second mortgage.................................          1,668      1,082
    Consumer...................................................................          2,371      1,182
                                                                                       -------   --------
        Total loans originated.................................................         58,460     51,784

    Less:
    Principal reductions.......................................................         29,006     27,978
    Loans sold.................................................................          5,422      2,555
                                                                                       -------    -------
    Increase in total loans....................................................        $24,032    $21,251
                                                                                       =======     ======

             DEPOSITS AND OTHER SOURCES OF FUNDS

         GENERAL. In addition to deposits, the sources of funds available for lending and other business purposes include loan repayments and borrowed funds. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and money market conditions. Borrowed funds may be used as an alternative funding source.

         DEPOSITS. Deposits are attracted principally from our primary geographic market area, Pinellas and Pasco Counties, Florida. A broad selection of deposit instruments including demand deposit accounts, NOW accounts, regular savings accounts, term certificate accounts and retirement savings plans (such as IRA accounts) are offered. Certificate of deposit rates and maturities are established to match the rates and maturities of earning assets. Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. Commercial banking relationships have been emphasized in an effort to increase demand deposits as a percentage of total deposits. Deposit interest rates are set weekly by management based on a review of Madison's funding needs, deposit flows for the previous week, a survey of rates among competitors and other financial institutions in Florida.

         Madison has $5.8 million in certificates of deposits which have a weighted interest rate of 9.64%. These certificates of deposit were originated in 1988 and have up to seven years remaining on their term. Madison no longer offers certificate of deposit product with extended maturities.

         The following table shows the distribution of, and certain other information relating to, Madison's deposit accounts by type (dollars in thousands):


                                                                                AT DECEMBER 31,
                                                      ----------------------------------------------------------------
                                                                2001                                   2000
                                                      ---------------------------           --------------------------
                                                                           % OF                                  % OF
                                                       AMOUNT            DEPOSITS            AMOUNT           DEPOSITS
                                                      --------           --------           --------          --------

Noninterest-bearing demand deposits ......            $ 11,164              8.1%            $  9,605              7.2%
Savings, NOW and money-market deposits ...              53,727             39.2               45,219             33.8
                                                      --------            -----             --------            -----
   Subtotal ..............................              64,891             47.3               54,824             41.0
                                                      --------            -----             --------            -----
Time deposits:
 0% - 2.99% ..............................               2,496              1.8                   18              0.0
3.00% - 3.99% ............................              12,141              8.9                1,442              1.1
4.00% - 4.99% ............................              14,230             10.4               10,473              7.8
5.00% - 5.99% ............................              19,938             14.5               11,049              8.2
6.00% - 6.99% ............................              15,983             11.7               48,298             36.1
7.00% - 7.99% ............................               1,197              0.9                1,910              1.4
8.00% - 8.99% ............................                 315              0.2                  294              0.2
9.00% - 9.99% ............................               5,013              3.7                4,767              3.6
10.00% - 10.99% ..........................                 880              0.6                  800              0.6
                                                      --------            -----             --------            -----
   Total certificates of deposit .........              72,193             52.7               79,051             59.0
                                                      --------            -----             --------            -----
Total deposits(*) ........................            $137,084            100.0%            $133,875            100.0%
                                                      ========            =====             ========            =====

---------
(*) The deposit portfolio does not contain a concentration from any one depositor or related group of depositors.

         Jumbo certificates ($100,000 and over) mature as follows (dollars in thousands):


                                                            AT DECEMBER 31,
                                                      -------------------------
                                                        2001              2000
                                                      -------            ------

Due three months or less .................            $ 6,203             4,073
Due over three months to six months ......              1,274             3,358
Due over six months to one year ..........              4,770             3,240
Due over one year ........................              4,419             3,878
                                                      -------            ------

Total ....................................            $16,666            14,549
                                                      =======            ======

         The following table sets forth the net deposit flows of Madison during the periods indicated (dollars in thousands):


                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                        --------------------------
                                                          2001               2000
                                                        -------             ------

Net (decrease) before interest credited ....            $(2,247)            15,632
Net interest credited ......................              5,456              5,540
                                                        -------             ------
Net deposit increase .......................            $ 3,209             21,172
                                                        =======             ======


RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, information regarding:

         - The total dollar amount of interest and dividend income of Madison from interest-earning assets and the resultant average yields;

         - The total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost;

         -        Net interest income;

         -        Interest-rate spread; and

         -        Net interest margin.


                           [Intentionally left blank]

                                                                                YEAR-ENDED DECEMBER 31,
                                                       -----------------------------------------------------------------------
                                                                      2001                                 2000
                                                       --------------------------------      ---------------------------------
                                                                     INTEREST   AVERAGE                   INTEREST     AVERAGE
                                                        AVERAGE        AND       YIELD/       AVERAGE        AND        YIELD/
                                                        BALANCE     DIVIDENDS    RATE         BALANCE     DIVIDENDS     RATE
                                                       --------     ---------   -------      --------     ---------    -------
                                                                               (DOLLARS IN THOUSANDS)

Interest-earning assets:
   Loans(1) .....................................      $126,151      $10,743      8.51%      $103,503      $ 9,333      9.02%
   Securities ...................................        21,888        1,073      4.90         28,798        1,551      5.39
   Other interest-earning assets(2) .............         7,892          331      4.19          1,389          112      8.06
                                                       --------      -------                 --------      -------
       Total interest-earning assets ............       155,931       12,147      7.79        133,690       10,996      8.22
                                                                     -------                               -------

Noninterest-earning assets ......................         6,777                                 6,308
                                                       --------                              --------

       Total assets .............................      $162,708                              $139,998
                                                       ========                              ========

Interest-bearing liabilities:
   Savings, NOW, money-market deposit
       accounts .................................        49,159        1,192      2.42         43,308        1,377      3.18
   Time deposits ................................        78,953        4,706      5.96         70,255        4,122      5.87
   Federal Home Loan Bank advances
   and other borrowings .........................         9,057          401      4.43          3,551          231      6.51
                                                       --------      -------                 --------      -------
       Total interest-bearing liabilities .......       137,169        6,299      4.59        117,114        5,730      4.89
                                                                     -------                               -------

Non-interest-bearing demand deposits ............        12,388                                10,969
Non-interest-bearing liabilities ................         1,154                                 1,552
Stockholders' equity ............................        11,997                                10,363
                                                       --------                              --------

       Total liabilities and shareholders' equity      $162,708                              $139,998
                                                       ========                              ========

Net interest income .............................                    $ 5,848                               $ 5,266
                                                                     =======                               =======

Interest-rate spread(3) .........................                                 3.20%                                 3.33%
                                                                                  ====                                  ====

Net interest margin(4) ..........................                                 3.75%                                 3.94%
                                                                                  ====                                  ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities .........          1.14                                  1.14
                                                           ====                                  ====

---------

(1)      Includes loans on nonaccrual status.

(2) Includes Federal Home Loan Bank stock, federal funds sold and interest-bearing deposits with banks.

(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(4) Net interest margin is net interest income divided by average interest-earning assets.

RATE/VOLUME ANALYSIS

         The following table sets forth certain information regarding changes in interest income and interest expense of Madison for the period indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

         -        Changes in rate (change in rate multiplied by prior volume);

         - Changes in volume (change in volume multiplied by prior rate); and

         - Changes in rate-volume (change in rate multiplied by change in volume), (in thousands).


                                                                                       YEAR ENDED DECEMBER 31,
                                                                                              2001 VS. 2000
                                                                                      INCREASE (DECREASE) DUE TO
                                                                        ------------------------------------------------------
                                                                                                         RATE/
                                                                         RATE           VOLUME          VOLUME          TOTAL
                                                                        -----           ------          ------          ------

Interest earning assets:
    Loans ....................................................          $(519)           2,042           (113)           1,410
    Securities ...............................................           (139)            (372)            33             (478)
    Other interest-earning assets ............................            (53)             524           (252)             219
                                                                        -----           ------           ----           ------

      Total ..................................................          $(711)           2,194           (332)           1,151
                                                                        =====           ======           ====           ======

Interest-bearing liabilities:
    Deposits:
      Savings, NOW and money-market deposits .................           (327)             186            (44)            (185)
      Time deposits ..........................................             66              510              8              584
      Federal Home Loan Bank advances and other borrowings ...            (74)             358           (114)             170
                                                                        -----           ------           ----           ------

      Total ..................................................           (335)           1,054           (150)             569
                                                                        -----           ------           ----           ------

Net change in net interest income ............................          $(376)           1,140           (182)             582
                                                                        =====           ======           ====           ======


COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2000


         GENERAL. Net earnings for the year ended December 31, 2001, was $1,093,000 or $.73 per basic earnings per share ($.71 per diluted earnings per share) compared to net earnings of $952,000 or $.64 per basic ($.63 per diluted earnings per share) for the year ended December 31, 2000. The increase in net earnings is primarily due to an increase in net interest income and non-interest income which was partially offset by an increase in the provision for loan losses that was needed to support loan growth and an increase in noninterest expenses.

         INTEREST INCOME AND EXPENSE. Interest income increased by $1.1 million from $11.0 million for the year ended December 31, 2000 to $12.1 million for the year ended December 31, 2001. Interest income on loans increased $1.4 million due an increase in the average loan portfolio balance of $22.6 million which was partially offset by a decrease in the weighted yield in 2001 to 8.51% from 9.02% in 2000. Interest on securities decreased $478,000 due to a decrease in the average securities balance from $28.8 million in 2000 to $21.9 million in 2001, and a decrease in the weighted-average yield of 49 basis points. Interest on other interest-earning assets increased $219,000 primarily due to an increase from $1.4 million in average other interest-earning assets in 2000 to $7.9 million in 2001 partially offset by a decrease in the weighted yield earned.

         Interest expense increased $569,000 in 2001 compared to 2000. Interest expense on deposits increased $399,000 due to an increase in the average balance of interest-bearing deposits in 2001 compared to 2000 of

$14.5 million, partially offset by a decrease in the rate paid on deposit accounts from 4.84% in 2000 to 4.60% in 2001. Interest expense on other borrowings increased $170,000 primarily due to an increase in the average balance of other borrowings from $3.6 million in 2000 to $9.1 million in 2001, partially offset by a decrease in the average rate paid on other borrowings.

         PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by Madison, industry standards, the amounts of nonperforming loans, general economic conditions, particularly as they relate to Madison's market areas, and other factors related to the collectibility of the loan portfolio. There was a $428,000 provision recorded for the year ended December 31, 2001, compared to $369,000 in 2000. At December 31, 2001, the allowance for loan losses was $1.5 million. While management believes that its allowance for loan losses is adequate as of December 31, 2001, future adjustments to the Bank's allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

         NONINTEREST INCOME. Noninterest income increased from $648,000 in 2000 to $715,000 in 2001 primarily due to increased service charges on deposit accounts in 2001 compared to 2000 due to our continued emphasis on obtaining customer transaction accounts and related fee income.

         NONINTEREST EXPENSE. Total noninterest expense increased $362,000 for the year ended December 31, 2001, compared to 2000. Professional fees increased in 2001 compared to 2000 as a result of the formation of the holding company. Employee compensation and benefits increased $86,000, and our occupancy and equipment increased $89,000 due to the opening of one new office in the fourth quarter of 2000.

IMPACT OF INFLATION AND CHANGING PRICES

       The financial statements and related data presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of Madison are monetary in nature. As a result, interest rates have a more significant impact on Madison's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

ITEM 7.  FINANCIAL STATEMENTS.

                   [Hacker, Johnson & Smith, P.A. Letterhead]

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Madison BancShares, Inc.
Palm Harbor, Florida:

         We have audited the accompanying consolidated balance sheets of Madison BancShares, Inc. and Subsidiary (the "Company") at December 31, 2001 and 2000 and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Hacker, Johnson & Smith, P.A.
HACKER, JOHNSON & SMITH PA
Tampa, Florida
January 25, 2002

                     MADISON BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                            AT DECEMBER 31,
                                                                                  --------------------------------
                                                                                     2001                  2000
                                                                                  ----------            ----------
     ASSETS

Cash and due from banks ...................................................       $    2,440                 2,282
Interest-bearing deposits with banks ......................................               33                    87
Federal funds sold ........................................................              328                   303
                                                                                  ----------            ----------

    Cash and cash equivalents .............................................            2,801                 2,672

Securities available for sale .............................................           20,882                14,480
Securities held to maturity (market value of $9,261 in 2000) ..............               --                10,525
Loans, net of allowance for loan losses of $1,477 in 2001
    and $966 in 2000 ......................................................          137,601               114,113
Accrued interest receivable ...............................................              712                   851
Premises and equipment, net ...............................................            2,888                 3,032
Federal Home Loan Bank of Atlanta stock, at cost ..........................              618                   483
Deferred tax asset ........................................................              250                   122
Other assets ..............................................................              779                   823
                                                                                  ----------            ----------

                                                                                  $  166,531               147,101
                                                                                  ==========            ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Noninterest-bearing demand deposits ...................................           11,164                 9,605
    Savings, NOW and money-market deposits ................................           53,727                45,219
    Time deposits .........................................................           72,193                79,051
                                                                                  ----------            ----------

       Total deposits .....................................................          137,084               133,875

    Federal Home Loan Bank advances .......................................           12,200                   250
    Other borrowings ......................................................            1,801                    --
    Official checks .......................................................            1,736                 1,205
    Accrued expenses and other liabilities ................................            1,457                   832
                                                                                  ----------            ----------

       Total liabilities ..................................................          154,278               136,162
                                                                                  ----------            ----------

Commitments (Notes 5 and 15)

Stockholders' equity:
    Preferred stock, $0.01 par value, authorized 1,000,000 shares;
       none issued or outstanding .........................................               --                    --
    Common stock, $0.01 par value, authorized 4,000,000 shares;
       issued and outstanding 1,493,971 and 1,420,696 in 2001 and 2000 ....               15                    14
    Additional paid-in capital ............................................           12,653                12,032
    Accumulated deficit ...................................................             (355)                 (770)
    Accumulated other comprehensive income (loss) .........................              (60)                 (337)
                                                                                  ----------            ----------

       Total stockholders' equity .........................................           12,253                10,939
                                                                                  ----------            ----------

                                                                                  $  166,531               147,101
                                                                                  ==========            ==========

See Accompanying Notes to Consolidated Financial Statements.

                     MADISON BANCSHARES, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF EARNINGS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                             YEAR ENDED
                                                                                             DECEMBER 31,
                                                                                  --------------------------------
                                                                                     2001                  2000
                                                                                  ----------            ----------
Interest income:
     Loans ................................................................       $   10,743                 9,333
     Securities available for sale ........................................              630                   983
     Securities held to maturity ..........................................              443                   568
     Other interest-earning assets ........................................              331                   112
                                                                                  ----------            ----------

          Total interest income ...........................................           12,147                10,996
                                                                                  ----------            ----------

Interest expense:
     Deposits .............................................................            5,898                 5,499
     Borrowed funds .......................................................              401                   231
                                                                                  ----------            ----------

          Total interest expense ..........................................            6,299                 5,730
                                                                                  ----------            ----------

          Net interest income .............................................            5,848                 5,266

Provision for loan losses .................................................              428                   369
                                                                                  ----------            ----------

          Net interest income after provision for loan losses .............            5,420                 4,897
                                                                                  ----------            ----------

Noninterest income:
     Service charges on deposit accounts ..................................              470                   426
     Other service charges and fees .......................................              158                   145
     Gain on sale of securities ...........................................               14                    --
     Other ................................................................               73                    77
                                                                                  ----------            ----------

          Total noninterest income ........................................              715                   648
                                                                                  ----------            ----------

Noninterest expenses:
     Employee compensation and benefits ...................................            2,347                 2,261
     Occupancy and equipment ..............................................              651                   562
     Data processing expense ..............................................              258                   225
     Professional fees ....................................................              175                   105
     Advertising ..........................................................              108                   114
     Stationary and supplies ..............................................              102                   105
     Federal deposit insurance premium ....................................               25                    24
     Other expense ........................................................              724                   632
                                                                                  ----------            ----------

          Total noninterest expenses ......................................            4,390                 4,028
                                                                                  ----------            ----------

         Earnings before income taxes .....................................            1,745                 1,517

Income taxes ..............................................................              652                   565
                                                                                  ----------            ----------

         Net earnings .....................................................       $    1,093                   952
                                                                                  ==========            ==========

Earnings per share:

     Basic earnings per share .............................................       $      .73                   .64
                                                                                  ==========            ==========

     Diluted earnings per share ...........................................       $      .71                   .63
                                                                                  ==========            ==========

See Accompanying Notes to Consolidated Financial Statements.

                     MADISON BANCSHARES, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                                   ACCUMULATED
                                                                                                     OTHER
                                                                                                     COMPRE-
                                                                       ADDITIONAL                   HENSIVE
                                                          COMMON        PAID-IN      ACCUMULATED     INCOME
                                                          STOCK         CAPITAL        DEFICIT        (LOSS)           TOTAL
                                                         -------       ----------    -----------   -----------       --------
Balance at December 31, 1999 .....................       $    13         11,000           (655)         (289)          10,069
                                                                                                                     --------

Comprehensive income:
     Net earnings ................................            --             --            952            --              952

     Net change in unrealized loss on securities
         available for sale ......................            --             --             --           (48)             (48)
                                                                                                                     --------

Comprehensive income .............................                                                                        904
                                                                                                                     --------

Exercise of common stock options
     (11,130 shares) .............................            --             43             --            --               43

Stock dividends (131,467 shares) .................             1            989           (990)           --               --

Cash dividends ...................................            --             --            (77)           --              (77)
                                                         -------        -------        -------         -----         --------

Balance at December 31, 2000 .....................            14         12,032           (770)         (337)          10,939
                                                                                                                     --------

Comprehensive income:
     Net earnings ................................            --             --          1,093            --            1,093

     Net change in unrealized loss on securities
         available for sale ......................            --             --             --           277              277
                                                                                                                     --------

Comprehensive income .............................                                                                      1,370
                                                                                                                     --------

Exercise of common stock options
     (2,315 shares) ..............................            --             19             --            --               19

Stock dividends (70,960 shares) ..................             1            602           (603)           --               --

Cash dividends ...................................            --             --            (75)           --              (75)
                                                         -------        -------        -------         -----         --------

Balance at December 31, 2001 .....................       $    15         12,653           (355)          (60)          12,253
                                                         =======        =======        =======         =====         ========

See Accompanying Notes to Consolidated Financial Statements.

                     MADISON BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                             YEAR ENDED
                                                                                                             DECEMBER 31,
                                                                                                     ---------------------------
                                                                                                        2001             2000
                                                                                                     ----------       ----------
Cash flows from operating activities:
   Net earnings ...............................................................................      $    1,093              952
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Provision for loan losses ...............................................................             428              369
      Depreciation and amortization ...........................................................             362              285
      Credit for deferred income taxes ........................................................            (299)            (131)
      Amortization of discounts and premiums on securities and deferred
         loans fees, net ......................................................................             (58)              71
      Decrease (increase) in accrued interest receivable ......................................             139             (207)
      Decrease in other assets ................................................................              44              149
      Increase in official checks, accrued expenses and other liabilities .....................           1,156            1,393
      Gain on sale of securities ..............................................................             (14)              --
      Gain on sale of loans ...................................................................              (6)             (17)
                                                                                                     ----------       ----------

         Net cash provided by operating activities ............................................           2,845            2,864
                                                                                                     ----------       ----------

Cash flows used in investing activities:
   Net increase in loans ......................................................................         (25,594)         (24,086)
   Proceeds from sale of loans ................................................................           1,651            2,572
   Purchase of securities available for sale ..................................................          (9,258)              --
   Net proceeds from sales of securities ......................................................          11,418               --
   Securities available for sale principal repayments .........................................           2,490              897
   Securities held to maturity principle repayments ...........................................              26            4,702
   Purchase of Federal Home Loan Bank stock ...................................................            (135)              (6)
   Purchase of premises and equipment, net ....................................................            (218)            (800)
   Proceeds from sale of foreclosed real estate ...............................................              --               75
                                                                                                     ----------       ----------

         Net cash used in investing activities ................................................         (19,620)         (16,646)
                                                                                                     ----------       ----------

Cash flows from financing activities:
   Net increase in deposits ...................................................................           3,209           21,172
   Net increase (decrease) in Federal Home Loan Bank advances .................................          11,950           (8,050)
   Net proceeds from other borrowings .........................................................           1,801               --
                                                                                                                      ----------
   Net proceeds from issuance of common stock .................................................              19               43
   Cash dividends paid ........................................................................             (75)             (77)
                                                                                                     ----------       ----------

         Net cash provided by financing activities ............................................          16,904           13,088
                                                                                                     ----------       ----------

         Net increase (decrease) in cash and cash equivalents .................................             129             (694)

Cash and cash equivalents at beginning of year ................................................           2,672            3,366
                                                                                                     ----------       ----------

Cash and cash equivalents at end of year ......................................................      $    2,801            2,672
                                                                                                     ==========       ==========

Supplemental disclosures of cash flow information:
   Interest paid ..............................................................................      $    6,349            5,540
                                                                                                     ==========       ==========

   Income taxes paid ..........................................................................      $      766              686
                                                                                                     ==========       ==========

Noncash transactions:
   Transfer of securities held to maturity to securities available for sale ...................      $   10,564               --
                                                                                                     ==========       ==========

   Loans reclassified to foreclosed real estate................................................      $       --              225
                                                                                                     ==========       ==========

   Foreclosed real estate transferred to loans in connection with
      sale of foreclosed real estate...........................................................      $       --              150
                                                                                                     ==========       ==========

   Accumulated other comprehensive income (loss), change in
      unrealized loss on securities available for sale ........................................      $      277              (48)
                                                                                                     ==========       ==========

   Stock dividends ............................................................................      $      603              990
                                                                                                     ==========       ==========

See Accompanying Notes to Consolidated Financial Statements.

                     MADISON BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         GENERAL. On June 19, 2001, the shareholders' of Madison Bank (the
               "Bank") approved a plan of corporate reorganization under which the Bank would become a wholly-owned subsidiary of Madison BancShares, Inc. (the "Holding Company") (collectively, the "Company"). This transaction became effective on September 4, 2001. Initially, the only activity of the Holding Company is the operation of the Bank. This corporate reorganization was accounted for similar to a pooling of interests. All previously issued $1.10 par value common shares of the Bank were exchanged on a one for one basis for $.01 par value common shares of the Holding Company. The Bank is a state-chartered commercial bank incorporated under the laws of the State of Florida. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation. The Bank currently provides a variety of banking services to small and middle-market businesses and individuals through its three banking offices located in Pinellas County, Florida and one banking office in Pasco County, Florida.

         BASIS OF PRESENTATION. The accompanying consolidated financial statements include the Holding Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

         USE OF ESTIMATES. In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

         CASH AND CASH EQUIVALENTS. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits with banks and federal funds sold, all of which mature within 90 days.

         SECURITIES. The Company may classify its securities as either trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in earnings. The Company does not maintain a trading portfolio. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from earnings and reported in other comprehensive income. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity.

                                                                     (continued)

                     MADISON BANCSHARES, INC. AND SUBSIDIARY

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         LOANS. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

               Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

               The accrual of interest on loans is discontinued at the time the loan is ninety days delinquent unless the credit is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered improbable.

               All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when future payments are reasonably assured.

         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

               The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

               A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and commercial real estate loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

               Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

                                                                     (continued)

                     MADISON BANCSHARES, INC. AND SUBSIDIARY

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         PREMISES AND EQUIPMENT. Company premises, furniture and equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed using the straight-line method.

         FORECLOSED REAL ESTATE. Real estate acquired through, or in lieu of, foreclosure, is initially recorded at the lower of fair value or the loan balance plus acquisition costs at the date of foreclosure. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in earnings.

         ADVERTISING. The Company expenses all media advertising as incurred.

         TRANSFER OF FINANCIAL ASSETS. Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

         INCOME TAXES. Deferred tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

         STOCK COMPENSATION PLANS. Statement of Financial Accounting Standards
               (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided proforma disclosures of net earnings and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

         OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS. In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

                                                                     (continued)

                     MADISON BANCSHARES, INC. AND SUBSIDIARY

         FAIR VALUES OF FINANCIAL INSTRUMENTS. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

               CASH AND CASH EQUIVALENTS. The carrying amounts of cash and cash equivalents approximates their fair value.

               SECURITIES. Fair values for securities held to maturity and available for sale are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying value of Federal Home Loan Bank stock approximates fair value.

               LOANS. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed-rate residential mortgage loans and fixed-rate commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

               ACCRUED INTEREST. The carrying amount approximates fair value.

               DEPOSIT LIABILITIES. The fair values disclosed for demand, savings and NOW deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregate expected monthly maturities of time deposits.

               FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS. Fair values for Federal Home Loan Bank advances and other borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered on borrowings with similar terms and maturities.

               OFF-BALANCE-SHEET INSTRUMENTS. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

                                                                     (continued)

                     MADISON BANCSHARES, INC. AND SUBSIDIARY

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         EARNINGS PER SHARE. Basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. All per share amounts reflect the 5% stock dividends declared on May 15, 2000, December 20, 2000 and May 15, 2001.

         COMPREHENSIVE INCOME. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net earnings, are components of comprehensive income. The components of other comprehensive income and related tax effects are as follows:

                                                                                                            YEAR ENDED DECEMBER 31,
                                                                                                            -----------------------
                                                                                                             2001            2000
                                                                                                            ------          ------
               Unrealized holding gains (losses) on available-for-sale
                  securities ............................................................................   $  462             (77)
               Reclassification adjustment for gains realized in earnings ...............................      (14)             --
                                                                                                            ------          ------

               Net unrealized gains (losses) ............................................................      448             (77)

               Income (taxes) benefit ...................................................................     (171)             29
                                                                                                            ------          ------

               Net amount ...............................................................................   $  277             (48)
                                                                                                            ======          ======

         RECLASSIFICATION. Certain amounts in the 2000 consolidated financial statements have been reclassified to conform with the 2001 presentation.

                                                                     (continued)

                     MADISON BANCSHARES, INC. AND SUBSIDIARY

(2)      SECURITIES

         Securities have been classified according to management's intent. The carrying amounts of securities and their approximate fair values were as follows (in thousands):

                                                                               GROSS       GROSS
                                                                AMORTIZED    UNREALIZED  UNREALIZED       FAIR
                                                                  COST         GAINS       LOSSES         VALUE
                                                                ---------    ----------  ----------     --------
               SECURITIES AVAILABLE FOR SALE:
                 AT DECEMBER 31, 2001:
                   U. S. Government agency mortgage-backed
                        securities .........................    $ 19,516           50         (216)       19,350
                   Other securities ........................       1,462          109          (39)        1,532
                                                                --------     --------     --------      --------

                                                                $ 20,978          159         (255)       20,882
                                                                ========     ========     ========      ========

                 AT DECEMBER 31, 2000:
                   U.S. Government agency mortgage-backed
                        securities .........................    $ 15,024           22         (566)       14,480
                                                                ========     ========     ========      ========

               SECURITIES HELD TO MATURITY:
                AT DECEMBER 31, 2000:
                   U.S. Government agency securities .......       8,982           --       (1,456)        7,526
                   U.S. Government agency mortgage-backed
                        securities .........................         153            6           --           159
                   Other securities ........................       1,390          186           --         1,576
                                                                --------     --------     --------      --------

                                                                $ 10,525          192       (1,456)        9,261
                                                                ========     ========     ========      ========

     The scheduled maturities of securities available for sale at December 31, 2001 were as follows (in thousands):

                                                                                                AVAILABLE-FOR-SALE
                                                                                            --------------------------
                                                                                            AMORTIZED          FAIR
                                                                                               COST            VALUE
                                                                                            ---------        --------
              Due in one year........................................................       $     24              98
              Due from one to five years.............................................         12,615          12,498
              Due from five to ten years.............................................          6,840           6,837
              Due after ten years....................................................          1,499           1,449
                                                                                            --------          ------

                                                                                            $ 20,978          20,882
                                                                                            ========          ======

     For purposes of the maturity table, U.S. Government agency mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. These securities may prepay earlier than their weighted-average contractual maturities because of principal prepayments.

                                                                     (continued)

                     MADISON BANCSHARES, INC. AND SUBSIDIARY

(2)      SECURITIES, CONTINUED

         During the year ended December 31, 2001, the Company sold $9.0 million of securities from the held to maturity category. As required by Statement of Financial Accounting Standards No. 115 -- Accounting For Certain Investments in Debt and Equity Securities, all securities classified as held to maturity totaling $10.6 million were transferred to the available for sale category. Furthermore, the Company's management intends to classify all securities purchased through December 31, 2002 as available for sale.

         There were no sales of securities during 2000. Security sales transactions during 2001 are summarized as follows (in thousands):

                                                                             YEAR ENDED
                                                                            DECEMBER 31,
                                                                                2001
                                                                            ------------
               Principal received from sales ....................            $ 11,418
                                                                             ========

               Gross gains ......................................                 201
               Gross losses .....................................                (187)
                                                                             --------

               Net gain .........................................            $     14
                                                                             ========

(3)      LOANS, NET

         The components of loans were as follows (in thousands):

                                                                                          AT DECEMBER 31,
                                                                                  -------------------------------
                                                                                     2001                  2000
                                                                                  ---------             ---------
               Commercial real estate ................................            $ 111,295                83,997
               Commercial ............................................                7,011                 5,258
               Residential real estate ...............................               16,643                21,139
               Equity lines of credit and second mortgage ............                2,396                 2,375
               Consumer ..............................................                2,049                 2,593
                                                                                  ---------             ---------

                  Subtotal ...........................................              139,394               115,362

               Net deferred loan fees ................................                 (316)                 (283)
               Allowance for loan losses .............................               (1,477)                 (966)
                                                                                  ---------             ---------

                  Loans, net .........................................            $ 137,601               114,113
                                                                                  =========             =========

                                                                     (continued)

                     MADISON BANCSHARES, INC. AND SUBSIDIARY

         An analysis of the change in the allowance for loan losses is as follows (in thousands):

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                  -------------------------------
                                                                                    2001                  2000
                                                                                  ---------             ---------
               Balance at beginning of year ..........................            $     966                   802
               Provision charged to operations .......................                  428                   369
               Charge-offs ...........................................                   --                  (212)
               Recoveries ............................................                   83                     7
                                                                                  ---------             ---------

                  Balance at end of year .............................            $   1,477                   966
                                                                                  =========             =========

         There were no impaired loans at December 31, 2000. At December 31,
               2001, there was one impaired loan which was collateral dependent. The following information relates to this impaired loan (in thousands):

                                                                                        AMOUNT
                                                                                       --------
               Loan identified as impaired:
                  Gross loan with no related allowance for losses .........            $     --
                  Gross loan with related allowance for losses recorded ...               1,423
                  Less:  Allowances on this loan ..........................                 142
                                                                                       --------

               Net investment in impaired loan ............................            $  1,281
                                                                                       ========

         The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                  -------------------------------
                                                                                    2001                  2000
                                                                                  ---------             ---------
               Average investment in impaired loans ..................            $     234                    69
                                                                                  =========             =========

               Interest income recognized on impaired loans ..........            $      --                     1
                                                                                  =========             =========

               Interest income received on impaired loans ............            $      --                     1
                                                                                  =========             =========

(4)      LOAN SERVICING

         Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans are summarized as follows (in thousands):

                                                                                          AT DECEMBER 31,
                                                                                  -------------------------------
                                                                                     2001                  2000
                                                                                  ---------             ---------
               Mortgage loan portfolios serviced for:
                  FHLMC ..............................................            $   1,355                 1,933
                  FNMA ...............................................                  527                   924
                  Other investors ....................................                7,334                 4,956
                                                                                  ---------             ---------

                                                                                  $   9,216                 7,813
                                                                                  =========             =========

                                                                     (continued)

                     MADISON BANCSHARES, INC. AND SUBSIDIARY

         Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $8,000 and $13,000 at December 31, 2001 and 2000, respectively.

(5)      PREMISES AND EQUIPMENT, NET

         Components of premises and equipment were as follows (in thousands):

                                                                                          AT DECEMBER 31,
                                                                                  -------------------------------
                                                                                     2001                 2000
                                                                                  ---------             ---------
               Land ..................................................            $     802                   744
               Buildings .............................................                1,570                 1,516
               Leasehold improvements ................................                  155                   154
               Furniture and equipment ...............................                1,900                 1,877
               Construction in progress ..............................                    2                    64
                                                                                  ---------             ---------

                  Total, at cost .....................................                4,429                 4,355

               Less accumulated depreciation and amortization ........               (1,541)               (1,323)
                                                                                  ---------             ---------

                  Premises and equipment, net ........................            $   2,888                 3,032
                                                                                  =========             =========

         The Company is obligated under various operating lease agreements for office facilities. The operating lease agreements contain escalation clauses and increases in proportionate operating costs of the facilities and provide for annual adjustments to the previous year's rental. Rent expense for the years ended December 31, 2001 and 2000 was approximately $124,000 and $123,000, respectively. The Company also leases office space to third parties. Rental income under operating leases was approximately $51,000 and $43,000 during the years ended December 31, 2001 and 2000, respectively. The future minimum lease payments and estimated future rentals at December 31, 2001 on these leases are approximately as follows (in thousands):

                                                                                  OPERATING             OPERATING
                                                                                   LEASE                  LEASE
         YEAR ENDING DECEMBER 31:                                                  EXPENSE                INCOME
         ------------------------                                                 ---------             ---------
               2002 ..................................................            $     119                    62
               2003 ..................................................                   92                    64
               2004 ..................................................                   89                    64
               2005 ..................................................                   60                    64
               2006 ..................................................                   60                    61
               Thereafter ............................................                  149                   191
                                                                                  ---------             ---------

                                                                                  $     569                   506
                                                                                  =========             =========

                                                                     (continued)

                     MADISON BANCSHARES, INC. AND SUBSIDIARY

(6)  DEPOSITS

The aggregate amount of short-term jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $16.7 million and $14.5 million at December 31, 2001 and 2000, respectively.

         The scheduled maturities of certificates of deposit at December 31, 2001 is as follows (in thousands):

         YEAR ENDING DECEMBER 31,                         AMOUNT
         ------------------------                       ---------

               2002...........................          $  51,475
               2003-2004 .....................             12,866
               2005-2006 .....................              2,057
               Thereafter ....................              5,795
                                                        ---------

                                                        $  72,193
                                                        =========

(7)  BENEFIT AGREEMENT

The Company has a Salary Continuation Agreement (the "Agreement") with the
         President and Chief Executive Officer of the Bank which requires the Company to provide salary continuation benefits to him upon retirement. The Agreement requires the Company to pay monthly benefits, as calculated in the Agreement, for twenty years following his normal retirement age. The Agreement also provides for salary continuation in the event of a change in control of the Company and for early voluntary termination by the officer, based on a sixteen-year vesting schedule. The Company is accruing the present value of the future benefits over the term of the Agreement. The Company has purchased a life insurance policy on the officer which although not formally linked, has future cash value that exceeds the estimated future benefit. The Company expensed approximately $59,000 and $14,000, respectively, net of the increase in the cash surrender value of the life insurance policy, under this Agreement in 2001 and 2000.

(8)  FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank of Atlanta ("FHLB") advances, which are collateralized by a blanket floating lien on 1-4 family mortgage loans and commercial real estate loans, are as follows (in thousands):

                                                                                  AT DECEMBER 31,
MATURING IN THE                         WEIGHTED-AVERAGE                        --------------------
  YEAR ENDING                            INTEREST RATE                           2001           2000
---------------                         ----------------                         ----           ----
    Daily............................      Variable.......................     $  2,200          250
    2006.............................         4.79%.......................        5,000           --
    2011.............................         4.03%.......................        5,000           --
                                                                               --------          ---

                                                                               $ 12,200          250
                                                                               ========          ===

         Both fixed rate FHLB advances have call options.           (continued)

                     MADISON BANCSHARES, INC. AND SUBSIDIARY

(9)  OTHER BORROWINGS

         Other borrowings are summarized as follows (in thousands):

                                                                      AT DECEMBER 31,
                                                                  ---------------------
                                                                    2001           2000
                                                                  --------         ----
         Customer repurchase agreements..................         $    795          --
         Line of credit..................................            1,006          --
                                                                  --------         ---

                 Total other borrowings..................         $  1,801          --
                                                                  ========         ===

         The Company has pledged securities with a carrying value of $1.6 million as collateral for customer repurchase agreements. Also the Company has a line of credit with another financial institution with a maximum limit of $2.5 million at a variable rate, which adjusts quarterly, as defined by the agreement (at December 31, 2001 the rate was 3.782%). The Company has pledged the stock of the Bank as collateral.

(10)  INCOME TAXES

         Allocation of Federal and state income taxes between current and deferred portions is as follows (in thousands):

                                                                       YEAR ENDED
                                                                       DECEMBER 31,
                                                                   2001             2000
                                                                  ------           -----
         Current:
                 Federal.............................             $  812             595
                 State...............................                139             101
                                                                  ------           -----

                                                                     951             696
                                                                  ------           -----
         Deferred:
                 Federal.............................               (255)           (112)
                 State...............................                (44)            (19)
                                                                  ------           -----

                                                                    (299)           (131)
                                                                  ------           -----

                    Total............................             $  652             565
                                                                  ======           =====

                                                                     (continued)

                     MADISON BANCSHARES, INC. AND SUBSIDIARY

(10)  INCOME TAXES, CONTINUED

         The Company's effective income tax rate differs from the statutory Federal income tax rate for the following reasons ($ in thousands):

                                                                                     YEAR ENDED DECEMBER 31,
                                                                        -----------------------------------------------
                                                                                2001                        2000
                                                                        -------------------         -------------------
                                                                        AMOUNT          %           AMOUNT          %
                                                                        ------        -----         ------        -----
         Tax at Federal statutory income tax rate............           $  593         34.0%        $  516         34.0%
         Increase (decrease) resulting from:
            State income tax, net of Federal
                income tax benefit...........................               63          3.6             54          3.5
            Other, net.......................................               (4)         (.2)            (5)         (.3)
                                                                        ------        -----         ------        -----

                Total........................................           $  652         37.4%        $  565         37.2%
                                                                        ======        =====         ======        =====

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

                                                                                           AT DECEMBER 31,
                                                                                        2001             2000
                                                                                      -------           -----
         Deferred tax assets:
             Allowance for loan losses .....................................          $   410             249
             Salary continuation plan ......................................               50              17
             Impaired loan interest ........................................               37              --
             Net unrealized loss on securities available
                 for sale ..................................................               36             207
             Organizational costs ..........................................               22              --
                                                                                      -------           -----

                    Total deferred tax assets ..............................              555             473
                                                                                      -------           -----

         Deferred tax liabilities:
             Deferred loan fees ............................................             (106)           (138)
             Accumulated depreciation ......................................             (153)           (181)
             Federal Home Loan Bank of Atlanta stock .......................              (29)            (29)
             Other .........................................................              (17)             (3)
                                                                                       -------           -----

                    Total deferred tax liabilities .........................             (305)           (351)
                                                                                      -------           -----

                    Net deferred tax asset .................................          $   250             122
                                                                                      =======           =====

(11)  401(K) PLAN

         The Company sponsors a 401(k) Plan (the "Plan") which is available to all employees electing to participate after meeting certain length-of-service requirements. The Company's contributions to the Plan are discretionary and are determined annually prior to the end of the calendar year. Expense relating to the Company's contributions to the Plan included in the accompanying consolidated financial statements was $60,000 for each of the years ended December 31, 2001 and 2000, respectively.

                                                                     (continued)

                     MADISON BANCSHARES, INC. AND SUBSIDIARY

(12)  STOCK OPTIONS

         The Company has stock option plans for certain officers and directors of the Company. The options vest over a five year period from date of grant and are then exercisable for up to an eight year period. All per share amounts reflect the 5% stock dividends declared on May 15, 2000, December 20, 2000 and May 15, 2001. A summary of stock option transactions follows ($ in thousands, except per share amounts):

                                                                                                          WEIGHTED
                                                                   NUMBER               RANGE OF          AVERAGE        AGGREGATE
                                                                     OF                PER SHARE         PER SHARE        OPTION
                                                                   SHARES            OPTION PRICE          PRICE          PRICE
                                                                  --------           ------------        ---------        ------
         Options outstanding at December 31, 1999 ......           136,021            $ 2.89-8.31           5.62             764
         Options granted ...............................            61,079              6.70-6.97           6.88             420
         Options exercised .............................           (11,687)             2.89-4.05           3.68             (43)
         Options expired ...............................           (14,360)             4.04-8.31           6.69             (96)
                                                                  --------                                                ------

         Options outstanding at December 31, 2000 ......           171,053              4.92-8.31           6.11           1,045
         Options granted ...............................             1,500                   9.30           9.30              14
         Options exercised .............................            (2,315)                  8.31           8.31             (19)
         Options expired ...............................            (3,473)                  8.31           8.31             (29)
                                                                  --------                                                ------

         Options outstanding at December 31, 2001 ......           166,765            $ 4.92-9.30           6.06           1,011
                                                                  ========            ===========           ====          ======

         The weighted-average remaining contractual life of options outstanding at December 31, 2001 and 2000 was 5.0 years and 5.9 years, respectively.

         These options are exercisable as follows:

                                                                     NUMBER OF          WEIGHTED-AVERAGE
         YEAR ENDING DECEMBER 31,                                     SHARES             EXERCISE PRICE
         ------------------------                                    ---------          ----------------
            Currently exercisable .........................            88,729               $  5.61
            2002 ..........................................            40,299                  6.25
            2003 ..........................................            11,358                  7.21
            2004 ..........................................            18,304                  7.10
            2005 ..........................................             5,570                  7.09
            2006 ..........................................             2,505                  7.45
                                                                     --------               -------

                                                                      166,765               $  6.06
                                                                     ========               =======

                                                                     (continued)

                     MADISON BANCSHARES, INC. AND SUBSIDIARY

(12)  STOCK OPTIONS, CONTINUED

         FASB Statement 123 requires proforma information regarding net earnings and earnings per share. This proforma information has been determined as if the Company had accounted for its stock options under the fair value method of that statement. All per share amounts reflect the 5% stock dividends declared on May 15, 2000, December 20, 2000 and May 15, 2001 (in thousands, except per share amounts):

                                                                                    YEAR ENDED
                                                                                   DECEMBER 31,
                                                                            -------------------------
                                                                              2001              2000
                                                                            --------          -------
         Weighted-average grant-date fair value of options
             issued during the year ..............................          $   1.86             1.82
                                                                            ========          =======

         Proforma net earnings ...................................          $  1,021              887
                                                                            ========          =======

         Proforma basic earnings per share .......................          $    .68              .60
                                                                            ========          =======

         Proforma diluted earnings per share .....................          $    .66              .59
                                                                            ========          =======

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                                    YEAR ENDED
                                                                                   DECEMBER 31,
                                                                            -------------------------
                                                                              2001              2000
                                                                            --------          -------
         Risk-free interest rate..................................          4.5%                 5.5%
         Dividend yield...........................................          2.0%                 2.0%
         Volatility ..............................................         21.0%                12.0%
         Expected life in years...................................           10                   10


(13)  REGULATORY MATTERS

         Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Holding Company.

         The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the Federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to the Holding Company.

                                                                     (continued)

                     MADISON BANCSHARES, INC. AND SUBSIDIARY

(13)  REGULATORY MATTERS, CONTINUED

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Company and the Bank met all capital adequacy requirements to which they are subject.

         As of December 31, 2001, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company's actual capital amounts and percentages as of December 31, 2001 and the Bank's actual capital amounts and percentages as of December 31, 2001 and 2000 are also presented in the table ($ in thousands).

                                                                                                                TO BE WELL
                                                                                                             CAPITALIZED UNDER
                                                                                      FOR CAPITAL            PROMPT CORRECTIVE
                                                               ACTUAL              ADEQUACY PURPOSES         ACTION PROVISIONS
                                                       --------------------      --------------------      --------------------
                                                         AMOUNT         %         AMOUNT          %         AMOUNT          %
                                                       ---------      -----      ---------      -----      ---------      -----
AS OF DECEMBER 31, 2001:
    Total capital (to Risk-Weighted Assets):
         Consolidated ............................     $  13,789       9.74%     $  11,326       8.00%           N/A        N/A
         Bank ....................................        14,715      10.39         11,330       8.00      $  14,163      10.00%
    Tier I Capital (to Risk-Weighted Assets):
         Consolidated ............................        12,313       8.69          5,668       4.00            N/A        N/A
         Bank ....................................        13,238       9.35          5,663       4.00          8,495       6.00
    Tier I Capital (to Average
      Assets):
         Consolidated ............................        12,313       7.24          6,803       4.00            N/A        N/A
         Bank ....................................        13,238       7.79          6,797       4.00          8,497       5.00

AS OF DECEMBER 31, 2000:
    Total capital (to Risk-
    Weighted Assets) .............................        12,242      10.57          9,269       8.00         11,586      10.00
    Tier I Capital (to Risk-
    Weighted Assets) .............................        11,276       9.73          4,634       4.00          6,951       6.00
    Tier I Capital
    (to Average Assets) ..........................        11,276       7.66          5,885       4.00          7,357       5.00


                                                                     (continued)

                     MADISON BANCSHARES, INC. AND SUBSIDIARY

(14)  CREDIT RISK

         Most of the Company's business activity is with customers located within the Pinellas, Pasco and Hillsborough County, Florida area. Therefore, the Company's exposure to credit risk is significantly affected by changes in the economy in the Pinellas, Pasco and Hillsborough County area. Other than a loan concentration in the hospitality industry of approximately $19.1 million at December 31, 2001, the loan portfolio is diversified among individuals and types of industries. Loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. The distribution of commitments to extend credit and standby letters of credit approximates the distribution of loans outstanding. The contractual amounts of credit related financial instruments such as commitments to extend credit and standby letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.

(15)  FINANCIAL INSTRUMENTS

         The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

         The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party.

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

                                                                     (continued)

                     MADISON BANCSHARES, INC. AND SUBSIDIARY

(15)  FINANCIAL INSTRUMENTS, CONTINUED

         The estimated fair values of the Company's financial instruments were as follows (in thousands):

                                                                      AT DECEMBER 31, 2001                 AT DECEMBER 31, 2000
                                                                  ----------------------------          --------------------------
                                                                    CARRYING              FAIR          CARRYING              FAIR
                                                                      AMOUNT             VALUE            AMOUNT             VALUE
                                                                  ----------          --------          --------          --------
         Financial assets:
            Cash and cash equivalents ..................          $    2,801             2,801             2,672             2,672
                                                                  ==========          ========          ========          ========

            Securities available for sale ..............          $   20,882            20,882            14,480            14,480
                                                                  ==========          ========          ========          ========

            Securities held to maturity ................          $       --                --            10,525             9,261
                                                                  ==========          ========          ========          ========

            Loans, net .................................          $  137,601           138,594           114,113           114,545
                                                                  ==========          ========          ========          ========

            Accrued interest ...........................          $      712               712               851               851
                                                                  ==========          ========          ========          ========

            Federal Home Loan Bank stock ...............          $      618               618               483               483
                                                                  ==========          ========          ========          ========

         Financial liabilities:
            Deposits ...................................          $  137,084           137,459           133,875           135,105
                                                                  ==========          ========          ========          ========

            Federal Home Loan Bank advances ............          $   12,200            12,077               250               250
                                                                  ==========          ========          ========          ========

            Other borrowings ...........................          $    1,801             1,801                --                --
                                                                  ==========          ========          ========          ========

         A summary of the notional amounts, which approximates fair value, of the Company's financial instruments with off-balance-sheet risk at December 31, 2001 is as follows (in thousands):

         Commitments to extend credit.......................................................         $   3,002
                                                                                                     =========

         Unused lines of credit.............................................................         $  10,876
                                                                                                     =========

         Standby letters of credit..........................................................         $     523
                                                                                                     =========

                                                                     (continued)

                     MADISON BANCSHARES, INC. AND SUBSIDIARY

(16)  RELATED PARTIES

         All loans from the Company involving directors and officers were made in the ordinary course of business. Such loans were made on substantially the same terms, including interest rate and collateral, if any, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than normal risk of collectibility or present other unfavorable features. The activity of loans outstanding to directors and officers are as follows (in thousands):

                                                                                                     YEAR ENDED
                                                                                                     DECEMBER 31,
                                                                                                ---------------------
                                                                                                  2001          2000
                                                                                                --------       ------
           Loans outstanding, beginning of year..........................................       $ 5,854         4,080
           Loans granted during the year.................................................         2,793         2,407
           Loan repayments and net change in lines of credit.............................        (1,544)         (633)
                                                                                                -------        ------

           Loans outstanding, end of year................................................       $ 7,103         5,854
                                                                                                =======        ======

         In addition, deposits from such related parties were approximately $836,000 and $782,000 at December 31, 2001 and 2000, respectively.

(17)  EARNINGS PER SHARE

         Earnings per share ("EPS") of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. For 2001 and 2000, outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. All per share amounts reflect the 5% stock dividends declared on May 15, 2000, December 20, 2000 and May 15, 2001. The following tables present the calculations of EPS (dollars in thousands, except per share amounts).

                                                                                  FOR THE YEAR ENDED DECEMBER 31, 2001
                                                                                  ------------------------------------
                                                                                                WEIGHTED-        PER
                                                                                                 AVERAGE        SHARE
                                                                                  EARNINGS        SHARES        AMOUNT
                                                                                  --------      ---------       ------
         Basic EPS:
            Net earnings available to common stockholders.....................    $ 1,093        1,492,182       $ .73
                                                                                                                 =====

         Effect of dilutive securities-
            Incremental shares from assumed conversion of options.............         --          53,431
                                                                                  -------       ---------

         Diluted EPS:
            Net earnings available to common stockholders
                and assumed conversions.......................................    $ 1,093        1,545,613       $ .71
                                                                                  =======       ==========       =====

                                                                     (continued)

                     MADISON BANCSHARES, INC. AND SUBSIDIARY

(17)  EARNINGS PER SHARE, CONTINUED

                                                                                  FOR THE YEAR ENDED DECEMBER 31, 2001
                                                                                  ------------------------------------
                                                                                                WEIGHTED-          PER
                                                                                                 AVERAGE         SHARE
                                                                                  EARNINGS        SHARES        AMOUNT
                                                                                  --------      ---------       ------
         Basic EPS:
           Net earnings available to common stockholders.....................      $ 952        1,482,964        $ .64
                                                                                                                 =====

         Effect of dilutive securities-
           Incremental shares from assumed conversion of options.............        --            26,620
                                                                                   -----       ----------

         Diluted EPS:
           Net earnings available to common stockholders
               and assumed conversions.......................................      $ 952        1,509,584        $ .63
                                                                                   =====        =========        =====

(18)  HOLDING COMPANY FINANCIAL INFORMATION

         As discussed in Note 1 to the consolidated financial statements, the Holding Company was organized during 2001. The Holding Company's financial information as of December 31, 2001 and for the year then ended is as follows, assuming the corporate reorganization with the Bank occurred on January 1, 2001 (in thousands):

                             CONDENSED BALANCE SHEET

                                                                          AT DECEMBER 31,
                                                                          ---------------
                                                                               2001
                                                                            ---------
                 ASSETS

         Cash ....................................................          $      53
         Investment in subsidiary ................................             13,179
         Other assets ............................................                 49
                                                                            ---------

             Total assets ........................................          $  13,281
                                                                            =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

         Other liabilities .......................................                 22
         Other borrowings ........................................              1,006
         Stockholders' equity ....................................             12,253
                                                                            ---------

             Total liabilities and stockholders' equity ..........          $  13,281
                                                                            =========

                                                                     (continued)

                     MADISON BANCSHARES, INC. AND SUBSIDIARY

(18)  HOLDING COMPANY FINANCIAL INFORMATION, CONTINUED

                         CONDENSED STATEMENT OF EARNINGS

                                                                             FOR THE
                                                                           YEAR ENDED
                                                                          DECEMBER 31,
                                                                              2001
                                                                          ------------
         Revenues ................................................          $     --
         Expenses ................................................                70
                                                                            --------

         Loss before earnings of subsidiary ......................               (70)

         Earnings of subsidiary ..................................             1,163
                                                                            --------

             Net earnings ........................................          $  1,093
                                                                            ========

                        CONDENSED STATEMENT OF CASH FLOWS

                                                                                                FOR THE
                                                                                               YEAR ENDED
                                                                                              DECEMBER 31,
                                                                                                  2001
                                                                                              ------------
         Cash flows from operating activities:
             Net earnings ............................................................          $   1,093
             Adjustments to reconcile net earnings to net cash used in
               operating activities:
                 Equity in undistributed earnings of subsidiary ......................             (1,163)
                 Increase in other assets ............................................                (49)
                 Increase in other liabilities .......................................                 22
                                                                                                ---------

                 Net cash used in operating activities ...............................                (97)
                                                                                                ---------

         Cash flows from investing activity-
             Investment in subsidiary ................................................               (800)
                                                                                                ---------

         Cash flows from financing activities:
             Net proceeds from other borrowings ......................................              1,006
             Proceeds from the stock options exercised ...............................                 19
             Cash dividends ..........................................................                (75)
                                                                                                ---------

                 Net cash provided by financing activities ...........................                950
                                                                                                ---------

         Net increase in cash ........................................................                 53

         Cash at beginning of the year ...............................................                 --
                                                                                                ---------

         Cash at end of year .........................................................          $      53
                                                                                                =========

         Noncash transactions:
             Change in investment in subsidiary due to change in
                 accumulated other comprehensive income (loss) , unrealized loss on securities available for sale, net of
                 income tax ..........................................................          $     277
                                                                                                =========

             Stock dividends .........................................................          $     603
                                                                                                =========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Neither Madison BancShares nor the Bank has had any disagreements with its accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Madison hereby incorporates by reference the sections entitled "Election of Directors" contained at pages 4 through 6 and the section entitled "Compliance with Section 16(a) of the Exchange Act" contained at page 12 of the Proxy Statement filed electronically with the Securities and Exchange Commission on March 15, 2002.

ITEM 10. EXECUTIVE COMPENSATION.

         Madison hereby incorporates by reference the section entitled "Executive Compensation" contained at pages 7 through 11 of the Proxy Statement referenced immediately above.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         (A)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         Madison is not aware of any shareholder other than officers and directors which holds more than 5% of the outstanding common stock.

         (B)      SECURITY OWNERSHIP OF MANAGEMENT

         Madison hereby incorporates by reference the section entitled "Beneficial Stock Ownership of Directors and Executive Officers" contained at pages 2 through 4 of the Proxy Statement.

         (C)      CHANGES IN CONTROL

         Madison is not aware of any arrangements, including any pledge by any person of securities of Madison, the operation of which may, at a subsequent date, result in a change in control of Madison.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Madison hereby incorporates by reference the section entitled "Certain Relationships and Related Transactions" on pages 10 and 12 of the Proxy Statement.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

         (A)      EXHIBITS

         The following exhibits are filed with or incorporated by reference into this report. The exhibits were previously filed as a part of the Company's Registration Statement on Form 10-SB as indicated and are hereby incorporated by reference.

EXHIBIT NO.              DESCRIPTION OF EXHIBIT
----------               ----------------------
    *  2                 Plan of acquisition, reorganization, arrangement,
                           liquidation, or succession

    *  3.1               Articles of Incorporation of Madison BancShares, Inc.

    *  3.2               Bylaws of Madison BancShares, Inc.

    *  4                 Sample Stock Certificate for Madison BancShares, Inc.

   *  10.1               Employment Agreement of Henry Speight

   *  10.2               Employment Agreement of Robert McGivney

   *  10.3               Employment Agreement of David Paetzold

 **   10.4               Employment Agreement of Judith Gaffney

   *  10.5               Madison Bank Amended and Restated 1998 Key
                         Employee Stock Compensation Program

   *  10.6               Madison Bank Amended and Restated 1998 Director's
                           Stock Option Plan

      11                 Statement re: Computation of per Share Earnings at
                           Footnote 15 of the Consolidated Financial Statements

***   13                 Annual or quarterly reports, Form 10-Q

      21                 Subsidiaries of the registrant

   ** 23.1               Consent of Accountants

    * 23.2               Consent of Counsel

    * 99.1               Plan of Reorganization of Madison Bank

   *  99.2               Proxy of Madison Bank

*        These exhibits were filed with Madison's Form 10-SB on June 6, 2001.

** These exhibits were filed with Madison's Amendment One to Form 10-SB on July 17, 2001.

*** Madison's Form 10-QSB was filed on November 6, 2001 and is incorporated by reference in this document.

         (B)      REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed during the quarter ended December 31, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 MADISON BANCSHARES, INC.



                 By /s/ Robert B. McGivney
                   ------------------------------------------------------------
                    Robert B. McGivney, President and Chief Executive Officer



                 Date March 8, 2002
                     ----------------------------------------------------------



                 By /s/ Henry O. Speight
                   ------------------------------------------------------------
                       Henry O. Speight, Treasurer and Assistant Secretary



                 Date March 8, 2002
                     ----------------------------------------------------------

         In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Robert W. Byrd                                          March 8, 2002
---------------------------------------               -------------------------
Robert W. Byrd, Director                                        Date


/s/ George M. Cantonis                                      March 8, 2002
---------------------------------------               -------------------------
George M. Cantonis, Director                                    Date


/s/ Thomas A. Castriota                                     March 8, 2002
---------------------------------------               -------------------------
Thomas A. Castriota, Director                                   Date


/s/ Wayne R. Coulter                                        March 8, 2002
---------------------------------------               -------------------------
Wayne R. Coulter, Director                                      Date


/s/ Melvin S. Cutler                                        March 8, 2002
---------------------------------------               -------------------------
Melvin S. Cutler, Director                                      Date


/s/ Robert B. McGivney                                      March 8, 2002
---------------------------------------               -------------------------
Robert B. McGivney, Director                                    Date


/s/ Paul J. Wikle                                           March 8, 2002
---------------------------------------               -------------------------
Paul J. Wikle, Director                                         Date