Form 10QSB
period 2002-03-31
MADISON BANCSHARES INC
filed 2002-04-22
CIK 1141106

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

[  ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ______________________ to _____________________

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

YES [X] NO [  ]

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	1,498,971 shares

(class)	Outstanding at April 10, 2002

MADISON BANCSHARES, INC.

INDEX

PART I. FINANCIAL INFORMATION

MADISON BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	March 31,	December 31,

Assets	2002	2001

	(unaudited)
Cash and due from banks	$2,709	2,440
Interest-bearing deposits with banks	3,480	33
Federal funds sold	7,080	328

Cash and cash equivalents	13,269	2,801
Securities available for sale	27,130	20,882
Loans, net of allowance for loan losses of $1,571 in 2002 and $1,477 in 2001	135,880	137,601
Accrued interest receivable	688	712
Premises and equipment, net	2,948	2,888
Federal Home Loan Bank of Atlanta stock, at cost	618	618
Deferred tax asset	118	250
Other assets	1,069	779

	$181,720	166,531

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	13,944	11,164
Savings, NOW and money-market deposits	60,943	53,727
Time deposits	80,265	72,193

Total deposits	155,152	137,084
Federal Home Loan Bank advances	10,000	12,200
Other borrowings	1,524	1,801
Official checks	1,296	1,736
Accrued expenses and other liabilities	1,181	1,457

Total liabilities	169,153	154,278

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 4,000,000 shares; issued and outstanding 1,498,971 and 1,493,971 in 2002 and 2001	15	15
Additional paid-in capital	12,705	12,653
Accumulated deficit	(2)	(355)
Accumulated other comprehensive income (loss)	(151)	(60)

Total stockholders’ equity	12,567	12,253

	$181,720	166,531

See Accompanying Notes to Condensed Consolidated Financial Statements.

MADISON BANCSHARES, INC.

Condensed Consolidated Statements of Earnings (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,

	2002	2001

Interest income:
Loans	$2,615	2,615
Securities available for sale	250	186
Securities held to maturity	—	96
Other interest-earning assets	44	77

Total interest income	2,909	2,974

Interest expense:
Deposits	1,050	1,591
Borrowed funds	126	35

Total interest expense	1,176	1,626

Net interest income	1,733	1,348
Provision for loan losses	109	79

Net interest income after provision for loan losses	1,624	1,269

Noninterest income:
Service charges on deposit accounts	113	118
Other service charges and fees	34	34
Gain on sale of securities	—	23
Other	16	29

Total noninterest income	163	204

Noninterest expenses:
Employee compensation and benefits	709	587
Occupancy and equipment	172	155
Data processing expense	65	61
Professional fees	31	24
Federal deposit insurance premium	6	6
Other expense	239	220

Total noninterest expenses	1,222	1,053

Earnings before income taxes	565	420
Income taxes	212	157

Net earnings	$353	263

Earnings per share:
Basic earnings per share	$0.24	0.18

Diluted earnings per share	$0.23	0.17

Dividends per share	$—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

MADISON BANCSHARES, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2002
(In thousands)

				Accumulated
				Other
				Compre-
		Additional		hensive
	Common	Paid-in	Accumulated	Income
	Stock	Capital	Deficit	(Loss)	Total

Balance at December 31, 2001	$15	12,653	(355)	(60)	12,253

Comprehensive income:
Net earnings (unaudited)	—	—	353	—	353
Net change in unrealized loss on securities available for sale, net of taxes of $56 (unaudited)	—	—	—	(91)	(91)

Comprehensive income (unaudited)					262

Sale of common stock (unaudited)	—	52	—	—	52

Balance at March 31, 2002 (unaudited)	$15	12,705	(2)	(151)	12,567

See Accompanying Notes to Condensed Consolidated Financial Statements.

MADISON BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net earnings	$353	263
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Provision for loan losses	109	79
Depreciation and amortization	96	85
Amortization of discounts and premiums on securities and deferred loan fees, net	5	(18)
Decrease in accrued interest receivable	24	121
Provision for deferred taxes	188	—
Increase in other assets	(290)	(323)
(Decrease) increase in official checks, accrual expenses and other liabilities	(716)	342
Gain on sale of securities	—	(23)
Gain on sale of loans	—	(2)

Net cash (used in) provided by operating activities	(231)	524

Cash flows from investing activities:
Net decrease (increase) in loans	1,615	(3,756)
Securities held to maturity principle repayments	—	15
Net purchase of securities available for sale	(8,066)	—
Securities available for sale principle repayments	1,663	257
Net proceeds from sales of securities available for sale	—	2,427
Net purchase of premises and equipment	(156)	(47)
Net increase in Federal Home Loan Bank stock	—	(26)
Proceeds from sale of loans	—	154

Net cash used in investing activities	(4,944)	(976)

Cash flows from financing activities:
Net increase in deposits	18,068	6,051
Net decrease in other borrowings	(277)	—
Net (decrease) increase in Federal Home Loan Bank advances	(2,200)	9,750
Proceeds from sale of stock	52	—

Net cash provided by financing activities	15,643	15,801

Net increase in cash and cash equivalents	10,468	15,349
Cash and cash equivalents at beginning of period	2,801	2,672

Cash and cash equivalents at end of period	$13,269	18,021

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,060	1,570

Income taxes	$165	13
Noncash transaction- Accumulated other comprehensive (loss) income, net change in unrealized loss on securities available for sale, net of tax	$(91)	185

See Accompanying Notes to Condensed Consolidated Financial Statements.

MADISON BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General. On June 19, 2001, the shareholders’ of Madison Bank (the “Bank”) approved a plan of corporate reorganization under which the Bank would become a wholly-owned subsidiary of Madison BancShares, Inc. (the “Holding Company”) (collectively, the “Company”). This transaction became effective on September 4, 2001. Initially, the only activity of the Holding Company is the operation of the Bank. This corporate reorganization was accounted for similar to a pooling of interests. All previously issued $1.10 par value common shares of the Bank were exchanged on a one for one basis for $.01 par value common shares of the Holding Company. The Bank is a state-chartered commercial bank incorporated under the laws of the State of Florida. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation. The Bank currently provides a variety of banking services to small and middle-market businesses and individuals through its three banking offices located in Pinellas County, Florida and one banking office in Pasco County, Florida.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2002 and the results of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

2.	Loan Impairment and Loan Losses. Loans identified as impaired during the three-months ended March 31, 2002 are as follows. There were no loans identified as impaired during the three months ended March 31, 2001 (in thousands):

Three Months Ended
March 31,
2002

Gross loan with related allowance for losses recorded, at end of period	$1,415
Less: Allowance on this loan	142

Net investment in impaired loan	$1,273

Average net investment in impaired loans	$1,481

Interest income recognized on impaired loans	$3

Interest income received on impaired loans	$3

(continued)

MADISON BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.	Loan Impairment and Loan Losses, Continued. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Balance at beginning of period	$1,477	966
Provision for loan losses	109	79
Charge-offs	(21)	—
Recoveries	6	54

Balance at end of period	$1,571	1,099

3.	Earnings Per Share (“EPS”). Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. For 2002 and 2001, outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. All per share amounts reflect the 5% stock dividends declared on May 15, 2001. The following tables present the calculations of EPS (dollars in thousands, except per share amounts).

	Three Months Ended March 31,

	2002			2001

		Weighted-	Per		Weighted-Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

Basic EPS:
Net earnings available to common stockholders	$353	1,495,749	$.24	$263	1,491,731	$.18

Effect of dilutive securities-
Incremental shares from assumed conversion of options	—	68,247		—	35,212

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$353	1,563,996	$.23	$263	1,526,943	$.17

(continued)

MADISON BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2002 of the regulatory capital requirements and the Bank’s actual capital on a percentage basis:

		Regulatory
	Actual	Requirement

Total capital to risk-weighted assets	10.19%	8.00%
Tier I capital to risk-weighted assets	9.13%	4.00%
Tier I capital to total assets-leverage ratio	7.81%	4.00%

MADISON BANCSHARES, INC.

Review by Independent Certified Public Accountants

Hacker, Johnson & Smith PA, independent certified public accountants, has made a limited review of the financial data as of March 31, 2002, and for the three-month periods ended March 31, 2002 and 2001 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report on Review by Independent Certified Public Accountants

The Board of Directors
Madison BancShares, Inc.
Palm Harbor, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Madison BancShares, Inc. and Subsidiary (the “Company”) as of March 31, 2002, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 2002 and 2001, and the condensed consolidated statement of changes in stockholders’ equity for the three-month period ended March 31, 2002. These financial statements are the responsibility of the Company’s management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 25, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

HACKER, JOHNSON & SMITH PA
Tampa, Florida
April 12, 2002

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

Liquidity and Capital Resources

The Company’s primary source of cash during the three months ended March 31, 2002 was from net deposit inflows of $18.1 million. Cash was used primarily to purchase securities of $8.1 million. At March 31, 2002, the Company had outstanding commitments to originate loans totaling $9.1 million. At March 31, 2002, the Bank exceeded its regulatory liquidity requirements.

     The following rates are presented for the dates and periods indicated:

	Three Months		Three Months
	Ended	Year Ended	Ended
	March 31,	December 31,	March 31,
	2002	2001	2001

Average equity as a percentage of average assets	7.13%	7.37%	7.36%
Equity to total assets at end of period	6.92%	7.36%	6.96%
Book value per share (2)	$8.38	$8.20	$7.63
Return on average assets (1)	0.81%	0.67%	0.69%
Return on average equity (1)	11.38%	9.11%	9.42%
Noninterest expenses to average assets (1)	2.81%	2.70%	2.78%
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	0.70%	0.85%	—%

(1)	Annualized for the three months ended March 31.

(2)	Adjusted for stock dividends.

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

	Three Months Ended March 31,

	2002			2001

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$136,656	2,615	7.65%	$116,277	2,615	9.00%
Securities	21,386	250	4.68	23,043	282	4.90
Other interest-earning assets (2)	8,284	44	2.12	5,393	77	5.71

Total interest-earning assets	166,326	2,909	7.00	144,713	2,974	8.22

Noninterest-earning assets	7,843			6,917

Total assets	$174,169			$151,630

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	56,583	208	1.47	44,338	334	3.01
Time deposits	77,514	842	4.35	80,417	1,257	6.25
Other borrowings (3)	12,349	126	4.08	3,093	35	4.53

Total interest-bearing liabilities	146,446	1,176	3.21	127,848	1,626	5.09

Noninterest-bearing liabilities	15,313			12,619
Stockholders’ equity	12,410			11,163

Total liabilities and stockholders’ equity	$174,169			$151,630

Net interest income		$1,733			$1,348

Interest-rate spread (4)			3.79%			3.13%

Net interest margin (5)			4.17%			3.73%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.14			1.13

(1)	Includes loans on nonaccrual status.

(2)	Includes Federal Home Loan Bank stock, federal funds sold and interest-bearing deposits.

(3)	Includes securities sold under agreements to repurchase, Federal Home Loan Bank advances and other borrowings.

(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(5)	Net interest margin is net interest income divided by average interest-earning assets.

MADISON BANCSHARES, INC.

Comparison of the Three-Month Periods Ended March 31, 2002 and 2001

General. Net earnings for the three-months ended March 31, 2002 were $353,000 or $.24 per basic and $.23 per diluted share compared to $263,000 or $.18 per basic and $.17 per diluted share for 2001. The increase in net earnings was due to an increase in net interest income, partially offset by an increase in noninterest expenses.

Interest Income and Expense. Interest income decreased by $65,000 to $2,909,000 for the three-month period ended March 31, 2002 from $2,974,000 for the three months ended March 31, 2001. Interest on loans remained the same at $2.6 million for the three-months ended March 31, 2002 and 2001 due to an increase in the average loan portfolio balance to $136.7 million from $116.3 million, offset by a decrease in the weighted-average yield earned in 2002 to 7.65% from 9.00% in 2001. Interest on securities decreased for the three months ended March 31, 2002 to $250,000 from $282,000 in 2001. The decrease was due to a decrease in the average balance to $21.4 million in 2002 from $23.0 million in 2001 and a decrease in the weighted-average yield earned in 2002 to 4.68% from 4.90% in 2001.

Interest expense on deposits decreased $541,000 to $1,050,000 million for the three-months ended March 31, 2002 from $1,591,000 in 2001. The decrease is due to a decrease in the average rate paid on interest-bearing deposits in 2002 to 3.13% from 5.10% in 2001, partially offset by an increase in the average deposits in 2002 to $134.1 million compared to $124.8 million in 2001.

Interest expense on other borrowings increased to $126,000 for the three-months ended March 31, 2002 from $35,000 for the three-months ended March 31, 2001. The increase is due to an increase in average other borrowings to $12.3 million in 2002 from $3.1 million in 2001, partially offset by a decrease in the weighted rate paid to 4.08% in 2002 from 4.53% in 2001.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Bank’s market areas, and other factors related to the collectibility of the Bank’s loan portfolio. The provision for loan losses was $109,000 for the three-month period ended March 31, 2002 compared to $79,000 for the same period in 2001. The allowance for loan losses is $1,571,000 at March 31, 2002. While management believes that its allowance for loan losses is adequate as of March 31, 2002, future adjustments to the Bank’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income decreased to $163,000 in 2002 from $204,000 for the three- months ended March 31, 2001. The decrease is primarily due to gains realized on the sale of securities in 2001 of $23,000.

Noninterest Expense. Total noninterest expense increased to $1,222,000 for the three-months ended March 31, 2002 from $1,053,000 for the comparable period ended March 31, 2001, primarily due to an increase in employee compensation and benefits and occupancy expense both relating to the opening of one new office in the fourth quarter of 2001.

Income Taxes. The income tax provision for the three months ended March 31, 2002 was $212,000 or 37.5% of earnings before income taxes compared to $157,000 or 37.4% for the period ended March 31, 2001.

MADISON BANCSHARES, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Bank’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The Bank has no risk related to trading accounts, commodities or foreign exchange.

Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Bank’s net interest income and capital, while adjusting the Bank’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Bank’s earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Bank’s market risk exposure since December 31, 2001.

MADISON BANCSHARES, INC.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.		Description of Exhibit

*	2	Plan of acquisition, reorganization, arrangement, liquidation, or succession
*	3.1	Articles of Incorporation of Madison BancShares, Inc.
*	3.2	Bylaws of Madison BancShares, Inc.
*	4	Sample Stock Certificate for Madison BancShares, Inc.
*	10.1	Employment Agreement of Henry Speight
*	10.2	Employment Agreement of Robert McGivney
*	10.3	Employment Agreement of David Paetzold
**	10.4	Employment Agreement of Judith Gaffney
*	10.5	Madison Bank Amended and Restated 1998 Key Employee Stock Compensation Program
*	10.6	Madison Bank Amended and Restated 1998 Director’s Stock Option Plan
	11	Statement regarding Computation of Per Share Earnings at Footnote 3 of the Condensed Consolidated Financial Statements
**	23.1	Consent of Accountants
*	23.2	Consent of Counsel
*	99.1	Plan of Reorganization of Madison Bank
*	99.2	Proxy of Madison Bank

*	These exhibits were filed with Madison’s BancShares’ Form 10-SB on June 6, 2001.

**	These exhibits were filed with Madison BancShares’ Amendment One to Form 10-SB on July 17, 2001.

(b)	Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended March 31, 2002.

MADISON BANCSHARES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MADISON BANCSHARES, INC. (Registrant)

Date: April 19, 2002	By:	/s/ Robert B. McGivney Robert B. McGivney, President and Chief Executive Officer

Date: April 19, 2002	By:	/s/ Henry O. Speight Henry O. Speight, Chief Financial Officer and Treasurer