Form 10QSB
period 2002-06-30
MADISON BANCSHARES INC
filed 2002-07-29
CIK 1141106

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from to

Commission file number 0-32867

MADISON BANCSHARES, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	59-3720289 (I.R.S. Employer Identification No.)

35388 U.S. Highway 19, North

Palm Harbor, Florida 34684

(Address of Principal Executive Offices)

(727) 786-3888

(Issuer’s Telephone Number, Including Area Code)

________________________________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES ☒ NO ☐

      State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share (class)	1,509,324 shares Outstanding at July 15, 2002

MADISON BANCSHARES, INC.

INDEX

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets — At June 30, 2002 (unaudited) and At December 31, 2001	2
Condensed Consolidated Statements of Earnings — Three and Six Months ended June 30, 2002 and 2001 (unaudited)	3
Condensed Consolidated Statement of Changes in Stockholders’ Equity Six Months Ended June 30, 2002 (unaudited)	4
Condensed Consolidated Statements of Cash Flows — Six Months Ended June 30, 2002 and 2001 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6-8
Review by Independent Certified Public Accountants	9
Report on Review by Independent Certified Public Accountants	10
Item 2. Management’s Discussion and or Plan of Operations	11-15
Item 3. Quantitative and Qualitative Disclosure about Market Risk	16
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	16
Item 2. Changes in Securities and Use of Proceeds	16
Item 4. Submission of Matters to a Vote of Security Holders	17
Item 6. Exhibits and Reports on Form 8-K	18
SIGNATURES	19

MADISON BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	June 30,	December 31,
	2002	2001

	(unaudited)
Assets
Cash and due from banks	$5,033	2,440
Interest-bearing deposits with banks	45	33
Federal funds sold	225	328

Cash and cash equivalents	5,303	2,801
Securities available for sale	28,299	20,882
Loans, net of allowance for loan losses of $1,868 in 2002 and $1,477 in 2001	149,839	137,601
Accrued interest receivable	746	712
Premises and equipment, net	3,455	2,888
Federal Home Loan Bank of Atlanta stock, at cost	765	618
Deferred tax asset	205	250
Other assets	938	779

	$189,550	166,531

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	18,486	11,164
Savings, NOW and money-market deposits	61,169	53,727
Time deposits	80,475	72,193

Total deposits	160,130	137,084
Federal Home Loan Bank advances	10,000	12,200
Other borrowings	3,719	1,801
Official checks	913	1,736
Accrued expenses and other liabilities	1,544	1,457

Total liabilities	176,306	154,278

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 4,000,000 shares; issued and outstanding 1,509,324 and 1,493,971 in 2002 and 2001	15	15
Additional paid-in capital	12,833	12,653
Retained earnings (accumulated deficit)	297	(355)
Accumulated other comprehensive income (loss)	99	(60)

Total stockholders’ equity	13,244	12,253

	$189,550	166,531

See Accompanying Notes to Condensed Consolidated Financial Statements.

MADISON BANCSHARES, INC.

Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Interest income:
Loans	$2,709	2,644	5,324	5,259
Securities available for sale	349	165	599	351
Securities held to maturity	—	109	—	205
Other interest-earning assets	20	165	64	242

Total interest income	3,078	3,083	5,987	6,057

Interest expense:
Deposits	1,006	1,571	2,056	3,162
Borrowed funds	138	115	264	150

Total interest expense	1,144	1,686	2,320	3,312

Net interest income	1,934	1,397	3,667	2,745
Provision for loan losses	290	79	399	158

Net interest income after provision for loan losses	1,644	1,318	3,268	2,587

Noninterest income:
Service charges on deposit accounts	120	115	233	233
Other service charges and fees	39	26	73	60
Gain on sale of securities	4	—	4	23
Other	46	31	62	60

Total noninterest income	209	172	372	376

Noninterest expenses:
Employee compensation and benefits	714	579	1,423	1,166
Occupancy and equipment	176	163	348	318
Data processing expense	67	63	132	124
Professional fees	31	25	62	49
Federal deposit insurance premium	6	7	12	13
Other expense	231	211	470	431

Total noninterest expenses	1,225	1,048	2,447	2,101

Earnings before income taxes	628	442	1,193	862
Income taxes	238	165	450	322

Net earnings	$390	277	743	540

Earnings per share:
Basic earnings per share	$.26	.19	.50	.36

Diluted earnings per share	$.24	.18	.47	.35

Dividends per share	$.06	—	.06	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

MADISON BANCSHARES, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2002

(In thousands)

				Accumulated
			Retained	Other
		Additional	Earnings	Comprehensive
	Common	Paid-in	(Accumulated	Income
	Stock	Capital	Deficit)	(Loss)	Total

Balance at December 31, 2001	$15	12,653	(355)	(60)	12,253

Comprehensive income:
Net earnings (unaudited)	—	—	743	—	743

Net change in unrealized gain on securities available for sale, net of taxes of $97 (unaudited)	—	—	—	159	159

Comprehensive income (unaudited)					902

Sale of common stock (unaudited)	—	180	—	—	180

Cash dividend paid (unaudited)	—	—	(91)	—	(91)

Balance at June 30, 2002 (unaudited)	$15	12,833	297	99	13,244

See Accompanying Notes to Condensed Consolidated Financial Statements.

MADISON BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net earnings	$743	540
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	399	158
Depreciation and amortization	183	174
Amortization of discounts and premiums on securities and deferred loan fees, net	(56)	12
Credit for deferred income taxes	(52)	(79)
(Increase) decrease in accrued interest receivable	(34)	52
Increase in other assets	(159)	(27)
Decrease in official checks, accrual expenses and other liabilities	(736)	(181)
Gain on sale of securities available for sale	(4)	(23)
Gain on sale of loans	—	(6)

Net cash provided by operating activities	284	620

Cash flows from investing activities:
Net increase in loans	(12,660)	(14,291)
Securities held to maturity principle repayments	—	15
Purchase of securities available for sale	(12,119)	—
Securities available for sale principle repayments	3,037	641
Net proceeds from sales of securities available for sale	2,004	2,427
Net purchase of premises and equipment	(750)	(129)
Purchase of Federal Home Loan Bank stock	(147)	(25)
Proceeds from sale of loans	—	541

Net cash used in investing activities	(20,635)	(10,821)

Cash flows from financing activities:
Net increase in deposits	23,046	3,035
Net (decrease) increase in Federal Home Loan Bank advances	(2,200)	9,750

Net increase in other borrowings	1,918	350
Proceeds from sale of stock	180	—
Cash dividends paid	(91)	—

Net cash provided by financing activities	22,853	13,135

Net increase in cash and cash equivalents	2,502	2,934
Cash and cash equivalents at beginning of period	2,801	2,672

Cash and cash equivalents at end of period	$5,303	5,606

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,336	3,278

Income taxes	$662	358

Noncash transactions:
Accumulated other comprehensive income (loss), net change in unrealized gain on securities available for sale, net of tax	$159	275

Stock dividends	$—	(603)

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

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2002, the results of operations for the three-and six-month periods ended June 30, 2002 and 2001 and cash flows for the six-month periods ended June 30, 2002 and 2001. The results of operations and other data for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002.

2. Loan Impairment and Loan Losses. Loans identified as impaired during the six-months ended June 30, 2002 are as follows. There were no loans identified as impaired during the six months ended June 30, 2001 (in thousands):

June 30,
2002

Gross loans with related allowance for losses recorded	$4,102

Less: Allowance on these loans	(410)

Net investment in impaired loans	$3,692

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2002	2002

Average net investment in impaired loans	$2,316	1,898

Interest income recognized on impaired loans	$—	3

Interest income received on impaired loans	$—	3

On July 9, 2002, an impaired loan with a balance of approximately $1.4 million was transferred to foreclosed real estate. Management believes there will be no loss on the disposition of this property.

(continued)

MADISON BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2. Loan Impairment and Loan Losses, Continued. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Balance at beginning of period	$1,571	1,099	1,477	966
Provision for loan losses	290	79	399	158
Charge-offs	—	—	(21)	—
Recoveries	7	18	13	72

Balance at end of period	$1,868	1,196	1,868	1,196

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

	2002			2001

		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

Three Months Ended June 30:
Basic EPS:
Net earnings available to common stockholders	$390	1,506,716	$.26	$277	1,491,656	$.19

Effect of dilutive securities —
Incremental shares from assumed conversion of options	—	99,811		—	59,343

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$390	1,606,527	$.24	$277	1,550,999	$.18

Six Months Ended June 30:
Basic EPS:
Net earnings available to common stockholders	$743	1,501,263	$.50	$540	1,491,656	$.36

Effect of dilutive securities —
Incremental shares from assumed conversion of options	—	94,777		—	53,464

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$743	1,596,040	$.47	$540	1,545,120	$.35

(continued)

MADISON BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4. Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2002 of the regulatory capital requirements and the Bank’s actual capital on a percentage basis:

		Regulatory
	Actual	Requirement

Total capital to risk-weighted assets	10.26%	8.00%
Tier I capital to risk-weighted assets	9.12%	4.00%
Tier I capital to total assets — leverage ratio	8.03%	4.00%

MADISON BANCSHARES, INC.

Review by Independent Certified Public Accountants

Hacker, Johnson & Smith PA, independent certified public accountants, have made a limited review of the financial data as of June 30, 2002, and for the three-and six- month periods ended June 30, 2002 and 2001 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report on Review by Independent Certified Public Accountants

The Board of Directors

Madison BancShares, Inc.
Palm Harbor, Florida:

      We have reviewed the accompanying condensed consolidated balance sheet of Madison BancShares, Inc. and Subsidiary (the “Company”) as of June 30, 2002, the related condensed consolidated statements of earnings for the three- and six- month periods ended June 30, 2002 and 2001, the related condensed consolidated statement of changes in stockholders’ equity for the six- month period ended June 30, 2002 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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
July 11, 2002

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

Liquidity and Capital Resources

The Company’s primary source of cash during the six months ended June 30, 2002 was from net deposit inflows of $23.0 million. Cash was used primarily to originate loans of $12.7 million and to purchase securities of $12.1 million. At June 30, 2002, the Company had outstanding commitments to originate loans totaling $10.6 million. Management believes that the Company has adequate resources to fund all its commitments and that substantially all of its existing commitments will be funded in 2002. At June 30, 2002, the Bank exceeded its regulatory liquidity requirements.

The following rates are presented for the dates and periods indicated:

	Six Months		Six Months
	Ended	Year Ended	Ended
	June 30,	December 31,	June 30,
	2002	2001	2001

Average equity as a percentage of average assets	7.08%	7.37%	7.24%

Equity to total assets at end of period	6.99%	7.36%	7.31%

Book value per share (2)	$8.78	$8.20	$7.88

Return on average assets (1)	0.83%	0.67%	0.68%

Return on average equity (1)	11.66%	9.11%	9.41%

Noninterest expenses to average assets (1)	2.72%	2.70%	2.65%

Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	2.16%	0.85%	—%

(1)	Annualized for the six months ended June 30.
(2)	Adjusted for stock dividends.

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

	Three Months Ended June 30,

	2002			2001

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$145,374	2,709	7.45%	$121,934	2,644	8.67%
Securities	29,672	349	4.71	22,508	274	4.87
Other interest-earning assets (2)	3,197	20	2.50	13,884	165	4.75

Total interest-earning assets	178,243	3,078	6.91	158,326	3,083	7.79

Noninterest-earning assets	7,413			6,980

Total assets	$185,656			$165,306

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	60,895	219	1.44	49,145	339	2.76
Time deposits	79,937	787	3.94	80,500	1,232	6.12
Other interest-bearing liabilities (3)	13,863	138	3.98	10,206	115	4.51

Total interest-bearing liabilities	154,695	1,144	2.96	139,851	1,686	4.82

Noninterest-bearing liabilities	18,055			13,674
Stockholders’ equity	12,906			11,781

Total liabilities and stockholders’ equity	$185,656			$165,306

Net interest income		$1,934			$1,397

Interest-rate spread (4)			3.95%			2.97%

Net interest margin (5)			4.34%			3.53%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.15			1.13

(1)	Includes loans on nonaccrual status.
(2)	Includes Federal Home Loan Bank stock, federal funds sold and interest-bearing deposits.
(3)	Includes securities sold under agreements to repurchase, Federal Home Loan Bank advances and other borrowings.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,

	2002			2001

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$141,023	5,324	7.55%	$119,194	5,259	8.82%
Securities	25,446	599	4.71	22,774	556	4.88
Other interest-earning assets (2)	6,034	64	2.12	9,661	242	5.01

Total interest-earning assets	172,503	5,987	6.94	151,629	6,057	7.99

Noninterest-earning assets	7,569			6,904

Total assets	$180,072			$158,533

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	58,753	427	1.45	46,761	673	2.88
Time deposits	78,729	1,629	4.14	80,460	2,489	6.19
Other interest-bearing liabilities (3)	13,537	264	3.90	6,670	150	4.50

Total interest-bearing liabilities	151,019	2,320	3.07	133,891	3,312	4.95

Noninterest-bearing liabilities	16,304			13,168
Stockholders’ equity	12,749			11,474

Total liabilities and stockholders’ equity	$180,072			$158,533

Net interest income		$3,667			$2,745

Interest-rate spread (4)			3.87%			3.04%

Net interest margin (5)			4.25%			3.62%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.14			1.13

(1)	Includes loans on nonaccrual status.
(2)	Includes Federal Home Loan Bank stock, federal funds sold and interest-bearing deposits.
(3)	Includes securities sold under agreements to repurchase, Federal Home Loan Bank advances and other borrowings.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

MADISON BANCSHARES, INC.

Comparison of the Three-Month Periods Ended June 30, 2002 and 2001

General. Net earnings for the three-months ended June 30, 2002 were $390,000 or $.26 per basic and $.24 per diluted share compared to $277,000 or $.19 per basic and $.18 per diluted share for 2001. The increase in net earnings was due to an increase in net interest income, partially offset by an increase in noninterest expenses and the provision for loan losses.

Interest Income and Expense. Interest income decreased by $5,000 to $3,078,000 for the three-month period ended June 30, 2002 from $3,083,000 for the three months ended June 30, 2001. Interest on loans increased to $2.7 million for the three-months ended June 30, 2002 compared to $2.6 million for 2001 due to an increase in the average loan portfolio balance to $145.4 million from $121.9 million, partially offset by a decrease in the weighted-average yield earned in 2002 to 7.45% from 8.67% in 2001. Interest on securities increased for the three months ended June 30, 2002 to $349,000 from $274,000 in 2001. The increase was due to an increase in the average portfolio balance to $29.7 million in 2002 from $22.5 million in 2001, partially offset by a decrease in the weighted-average yield earned in 2002 to 4.71% from 4.87% in 2001. Interest on other interest-earning assets decreased from $165,000 in 2001 to $20,000 in 2002. This decrease was due to a decrease in the average balance of other interest-earning assets from $13.9 million in 2001 to $3.2 million in 2002 and a decrease in the yield earned on such assets from 4.75% in 2001 to 2.50% in 2002.

Interest expense on deposits decreased $565,000 to $1,006,000 for the three-months ended June 30, 2002 from $1,571,000 in 2001. The decrease is due to a decrease in the average rate paid on interest-bearing deposits in 2002 to 2.86% from 4.85% in 2001, partially offset by an increase in the average deposits in 2002 to $140.8 million compared to $129.6 million in 2001.

Interest expense on other borrowings increased to $138,000 for the three-months ended June 30, 2002 from $115,000 for the three-months ended June 30, 2001. The increase is due to an increase in average other borrowings to $13.9 million in 2002 from $10.2 million in 2001, partially offset by a decrease in the weighted rate paid to 3.98% in 2002 from 4.51% in 2001.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Bank’s market areas, and other factors related to the collectibility of the Bank’s loan portfolio. The provision for loan losses was $290,000 for the three-month period ended June 30, 2002 compared to $79,000 for the same period in 2001. The allowance for loan losses is $1,868,000 at June 30, 2002. While management believes that its allowance for loan losses is adequate as of June 30, 2002, future adjustments to the Bank’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $209,000 in 2002 from $172,000 for the three- months ended June 30, 2001. The increase is primarily due to an increase in service charges.

Noninterest Expense. Total noninterest expense increased to $1,225,000 for the three-months ended June 30, 2002 from $1,048,000 for the comparable period ended June 30, 2001, primarily due to an increase in employee compensation and benefits and occupancy expense.

Income Taxes. The income tax provision for the three months ended June 30, 2002 was $238,000 or 37.9% of earnings before income taxes compared to $165,000 or 37.3% for the period ended June 30, 2001.

MADISON BANCSHARES, INC.

Comparison of the Six-Month Periods Ended June 30, 2002 and 2001

General. Net earnings for the six-months ended June 30, 2002 were $743,000 or $.50 per basic and $.47 per diluted share compared to $540,000 or $.36 per basic and $.35 per diluted share for 2001. The increase in net earnings was due to an increase in net interest income, partially offset by an increase in noninterest expenses and the provision for loan losses.

Interest Income and Expense. Interest income decreased by $70,000 to $5,987,000 for the six-month period ended June 30, 2002 from $6,057,000 for the six months ended June 30, 2001. Interest on loans increased to $5,324,000 for the six-months ended June 30, 2002 from $5,259,000 in 2001 due to an increase in the average loan portfolio balance to $141.0 million from $119.2 million, partially offset by a decrease in the weighted-average yield earned in 2002 to 7.55% from 8.82% in 2001. Interest on securities increased for the six months ended June 30, 2002 to $599,000 from $556,000 in 2001. The increase was due to an increase in the average balance to $25.4 million in 2002 from $22.8 million in 2001, partially offset by a decrease in the weighted-average yield earned in 2002 to 4.71% from 4.88% in 2001.

Interest from other interest-earning assets decreased to $64,000 for the six-month period ending June 30, 2002 compared to $242,000 earned in 2001. The decrease was due to a decrease in the average balance to $6.0 million in 2002 from $9.7 million in 2001 and a decrease in the rate earned to 2.12% in 2002 from 5.01% in 2001.

Interest expense on deposits decreased $1,106,000 to $2,056,000 for the six-months ended June 30, 2002 from $3,162,000 in 2001. The decrease is due to a decrease in the average rate paid on interest-bearing deposits in 2002 to 3.00% from 4.97% in 2001, partially offset by an increase in the average deposits in 2002 to $137.5 million compared to $127.2 million in 2001.

Interest expense on other borrowings increased to $264,000 for the six-months ended June 30, 2002 from $150,000 for the six-months ended June 30, 2001. The increase is due to an increase in average other borrowings to $13.5 million in 2002 from $6.7 million in 2001, partially offset by a decrease in the weighted rate paid to 3.90% in 2002 from 4.50% in 2001.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Bank’s market areas, and other factors related to the collectibility of the Bank’s loan portfolio. The provision for loan losses was $399,000 for the six-month period ended June 30, 2002 compared to $158,000 for the same period in 2001. The allowance for loan losses is $1,868,000 at June 30, 2002. While management believes that its allowance for loan losses is adequate as of June 30, 2002, future adjustments to the Bank’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income decreased to $372,000 in 2002 from $376,000 for the six- months ended June 30, 2001. The decrease is primarily due to gains realized on the sale of securities in 2001 of $23,000 compared to $4,000 in 2002.

Noninterest Expense. Total noninterest expense increased to $2,447,000 for the six-months ended June 30, 2002 from $2,101,000 for the comparable period ended June 30, 2001, primarily due to an increase in employee compensation and benefits and occupancy expense.

Income Taxes. The income tax provision for the six months ended June 30, 2002 was $450,000 or 37.7% of earnings before income taxes compared to $322,000 or 37.4% for the period ended June 30, 2001.

MADISON BANCSHARES, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Bank’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The Bank has no risk related to trading accounts, commodities or foreign exchange.

The Bank does not engage in trading or hedging activities and does not invest in interest-rate derivatives or enter into interest rate swaps. Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Bank’s net interest income and capital, while adjusting the Bank’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Bank’s earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Bank’s market risk exposure since December 31, 2001.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceeding to which Madison BancShares, Inc., or its subsidiary is a party or to which any of their property is subject.

Item 2. Changes in Securities and Use of Proceeds

The following sales of shares of Madison BancShares, Inc., common stock, par value $0.01 per share (“Madison BancShares Common Stock”), were not registered pursuant to the Securities Act of 1933, as amended (the “Securities Act”), but were issued pursuant to the exemptions indicated below:

On April 11, 2002, Maryann Aide, Revocable Trust dated 12/1/99, a shareholder, purchased an aggregate of 2,500 shares of Madison BancShares Common Stock. These shares were purchased at a per share price of $11.215. This transaction was made in reliance on the exemption set forth in Section 4(2) of the Securities Act.

On April 11, 2002, John E. Aide, Revocable Trust dated 12/1/99, a shareholder, purchased an aggregate of 2,500 shares of Madison BancShares Common Stock. These shares were purchased at a per share price of $11.215. This transaction was made in reliance on the exemption set forth in Section 4(2) of the Securities Act.

On May 6, 2002, Scott Grutchfield, an officer of the Bank, purchased an aggregate of 5,363 shares of Madison BancShares Common Stock. These shares were purchased at a per share price of $13.45. This transaction was made in reliance on the exemption set forth in Section 4(2) of the Securities Act.

Proceeds from the sales of the above securities were used for general corporate purposes.

MADISON BANCSHARES, INC.

PART II. OTHER INFORMATION, CONTINUED

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the “Annual Meeting”) of Madison BancShares, Inc., was held on April 23, 2002, to consider the election of seven directors with terms expiring at the 2003 Annual Meeting and the ratification of the independent auditors.

Proposal I

At the Annual Meeting, 1,232,256 shares were present in person or by proxy. Listed below are the directors that were elected at the Annual Meeting with a summary of the votes cast for each nominee:

	Term	For	Withheld

Robert W. Byrd	2003	1,218,582	13,674
George M. Cantonis	2003	1,218,582	13,674
Thomas A. Castriota	2003	1,215,771	16,485
Wayne R. Coulter	2003	1,218,582	13,674
Melvin S. Cutler	2003	1,215,341	16,915
Robert B. McGivney	2003	1,215,341	16,915
Paul J. Wikle	2003	1,218,582	13,674

Proposal II

The ratification of the independent auditors with a summary of the vote cast as follows:

	For	Withheld	Against

Ratification of the independent auditors	1,208,163	17,363	6,730

MADISON BANCSHARES, INC.

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit

*2	Plan of acquisition, reorganization, arrangement, liquidation, or succession
*3.1	Articles of Incorporation of Madison BancShares, Inc.
*3.2	Bylaws of Madison
*4	Sample Stock Certificate for Madison BancShares, Inc.
*10.1	Employment Agreement of Henry Speight
*10.2	Employment Agreement of Robert McGivney
*10.3	Employment Agreement of David Paetzold
**10.4	Employment Agreement of Judith Gaffney
*10.5	Madison Bank Amended and Restated 1998 Key Employee Stock Compensation Program
*10.6	Madison Bank Amended and Restated 1998 Director’s Stock Option Plan
11	Statement regarding Computation of Per Share Earnings at Footnote 3 of the Condensed Consolidated Financial Statements
**23.1	Consent of Accountants
*23.2	Consent of Counsel
*99.1	Plan of Reorganization of Madison Bank
*99.2	Proxy of Madison Bank

*	These exhibits were filed with Madison’s BancShares’ Form 10-SB on June 6, 2001.

**	These exhibits were filed with Madison BancShares’ Amendment One to Form 10-SB on July 17, 2001.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended June 30, 2002.

MADISON BANCSHARES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MADISON BANCSHARES, INC. (Registrant)

Date: July 26, 2002	By: /s/ ROBERT B. MCGIVNEY Robert B. McGivney, President and Chief Executive Officer

Date: July 26, 2002	By: /s/ HENRY O. SPEIGHT Henry O. Speight, Chief Financial Officer and Treasurer