Form 10QSB
period 2002-09-30
MADISON BANCSHARES INC
filed 2002-10-18
CIK 1141106

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

[  ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _______________ to _______________

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

YES [X] NO [  ]

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	1,534,004 shares

(class)	Outstanding at October 14, 2002

MADISON BANCSHARES, INC.

INDEX

PART I. FINANCIAL INFORMATION

Page

Item 1. Financial Statements
Condensed Consolidated Balance Sheets - At September 30, 2002 (unaudited) and At December 31, 2001	2
Condensed Consolidated Statements of Earnings - Three and Nine Months ended September 30, 2002 and 2001 (unaudited)	3
Condensed Consolidated Statements of Changes in Stockholders’ Equity Nine Months Ended September 30, 2002 and 2001 (unaudited)	4
Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2002 and 2001 (unaudited)	5-6
Notes to Condensed Consolidated Financial Statements (unaudited)	7-9
Review by Independent Certified Public Accountants	10
Report on Review by Independent Certified Public Accountants	11
Item 2. Management’s Discussion and Analysis or Plan of Operations	12-16
Item 3. Controls and Procedures	17
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	17
Item 2. Changes in Securities and Use of Proceeds	17
Item 6. Exhibits and Reports on Form 8-K	18
SIGNATURES	19
CERTIFICATIONS	19-21

MADISON BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	September 30,	December 31,

Assets	2002	2001

	(Unaudited)
Cash and due from banks	$3,023	2,440
Interest-bearing deposits with banks	79	33
Federal funds sold	9,229	328

Cash and cash equivalents	12,331	2,801
Securities available for sale	26,646	20,882
Loans, net of allowance for loan losses of $1,948 in 2002 and $1,477 in 2001	158,657	137,601
Accrued interest receivable	740	712
Premises and equipment, net	3,954	2,888
Federal Home Loan Bank of Atlanta stock, at cost	765	618
Deferred tax asset	208	250
Other assets	1,169	779

	$204,470	166,531

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	15,182	11,164
Savings, NOW and money-market deposits	76,084	53,727
Time deposits	82,477	72,193

Total deposits	173,743	137,084
Federal Home Loan Bank advances	10,000	12,200
Other borrowings	3,737	1,801
Official checks	1,009	1,736
Accrued expenses and other liabilities	1,954	1,457

Total liabilities	190,443	154,278
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 4,000,000 shares; issued and outstanding 1,534,004 and 1,493,971 in 2002 and 2001	15	15
Additional paid-in capital	13,001	12,653
Retained earnings (accumulated deficit)	780	(355)
Accumulated other comprehensive income (loss)	231	(60)

Total stockholders’ equity	14,027	12,253

	$204,470	166,531

See Accompanying Notes to Condensed Consolidated Financial Statements.

MADISON BANCSHARES, INC.

Condensed Consolidated Statements of Earnings (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Interest income:
Loans	$2,838	2,777	8,162	8,036
Securities available for sale	311	147	910	498
Securities held to maturity	—	121	—	326
Other interest-earning assets	12	42	76	285

Total interest income	3,161	3,087	9,148	9,145

Interest expense:
Deposits	1,028	1,437	3,084	4,599
Borrowed funds	143	119	407	269

Total interest expense	1,171	1,556	3,491	4,868

Net interest income	1,990	1,531	5,657	4,277
Provision for loan losses	110	191	509	349

Net interest income after provision for loan losses	1,880	1,340	5,148	3,928

Non-interest income:
Service charges on deposit accounts	141	114	374	347
Other service charges and fees	49	19	122	62
Gain on sale of securities	—	—	4	23
Other	116	41	178	117

Total non-interest income	306	174	678	549

Non-interest expenses:
Employee compensation and benefits	786	606	2,209	1,772
Occupancy and equipment	184	170	532	488
Data processing expense	65	64	197	188
Professional fees	45	78	107	127
Federal deposit insurance premium	7	6	19	19
Other expense	320	269	790	700

Total non-interest expenses	1,407	1,193	3,854	3,294

Earnings before income taxes	779	321	1,972	1,183
Income taxes	296	118	746	440

Net earnings	$483	203	1,226	743

Earnings per share:
Basic earnings per share	$.32	.14	.81	.50

Diluted earnings per share	$.30	.13	.77	.48

Dividends per share	$—	.05	.06	.05

See Accompanying Notes to Condensed Consolidated Financial Statements.

MADISON BANCSHARES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2002 and 2001
(In thousands)

				Accumulated
				Other
			Retained	Compre-
		Additional	Earnings	hensive
	Common	Paid-in	(Accumulated	Income
	Stock	Capital	Deficit)	(Loss)	Total

Balance at December 31, 2000	$14	12,032	(770)	(337)	10,939

Comprehensive income:
Net earnings (unaudited)	—	—	743	—	743
Net change in unrealized loss on securities available for sale, net of taxes of $173 (unaudited)	—	—	—	317	317

Comprehensive income (unaudited)					1,060

Stock dividend (unaudited)	1	602	(603)	—	—

Cash dividend declared (unaudited)	—	—	(75)	—	(75)

Balance at September 30, 2001 (unaudited)	$15	12,634	(705)	(20)	11,924

Balance at December 31, 2001	$15	12,653	(355)	(60)	12,253

Comprehensive income:
Net earnings (unaudited)	—	—	1,226	—	1,226
Net change in unrealized loss on securities available for sale, net of taxes of $177 (unaudited)	—	—	—	291	291

Comprehensive income (unaudited)					1,517

Stock options exercised (unaudited)	—	97	—	—	97
Sale of common stock (unaudited)	—	251	—	—	251
Cash dividend paid (unaudited)	—	—	(91)	—	(91)

Balance at September 30, 2002 (unaudited)	$15	13,001	780	231	14,027

See Accompanying Notes to Condensed Consolidated Financial Statements.

MADISON BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net earnings	$1,226	743
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	509	349
Depreciation and amortization	275	267
Amortization of discounts and premiums on securities and deferred loan fees, net	71	1
Credit for deferred income taxes	(135)	(136)
(Increase) decrease in accrued interest receivable	(28)	81
Increase in other assets	(390)	(86)
(Decrease) increase in official checks, accrued expenses and other liabilities	(230)	494
Gain on sale of securities available for sale	(4)	(23)
Gain on sale of loans	—	(6)
Gain on sale of foreclosed real estate	(78)	—

Net cash provided by operating activities	1,216	1,684

Cash flows from investing activities:
Net increase in loans	(21,670)	(25,095)
Securities held to maturity principle repayments	—	20
Purchase of securities available for sale	(12,119)	—
Securities available for sale principle repayments	4,780	1,369
Net proceeds from sales of securities available for sale	2,004	2,427
Net purchase of premises and equipment	(1,341)	(215)
Purchase of Federal Home Loan Bank stock	(147)	(26)
Proceeds from sale of loans	—	1,663
Net proceeds from sale of foreclosed real estate	155	—

Net cash used in investing activities	(28,338)	(19,857)

Cash flows from financing activities:
Net increase in deposits	36,659	9,192
Net (decrease) increase in Federal Home Loan Bank advances	(2,200)	9,750
Net increase in other borrowings	1,936	1,006
Cash dividends paid	(91)	—
Proceeds from sale of common stock	251	—
Proceeds from stock options exercised	97	—

Net cash provided by financing activities	36,652	19,948

Net increase in cash and cash equivalents	9,530	1,775
Cash and cash equivalents at beginning of period	2,801	2,672

Cash and cash equivalents at end of period	$12,331	4,447

(continued)

MADISON BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued
(In thousands)

	Nine Months Ended
	September 30,

	2002	2001

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,523	4,841

Income taxes	$859	555

Noncash transactions:
Loans reclassified to foreclosed real estate	$1,537	—

Foreclosed real estate reclassified to loans	$1,460	—

Accumulated other comprehensive income (loss), net change in unrealized loss on securities available for sale, net of tax	$291	317

Cash dividend declared	$—	75

Stock dividends	$—	603

See Accompanying Notes to Condensed Consolidated Financial Statements.

MADISON BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General. On June 19, 2001, the shareholders’ of Madison Bank (the “Bank”) approved a plan of corporate reorganization under which the Bank would become a wholly-owned subsidiary of Madison BancShares, Inc. (the “Holding Company”) (collectively, the “Company”). This transaction became effective on September 4, 2001. Initially, the only activity of the Holding Company is the operation of the Bank. This corporate reorganization was accounted for similar to a pooling of interests. All previously issued $1.10 par value common shares of the Bank were exchanged on a one for one basis for $.01 par value common shares of the Holding Company. The Bank is a state-chartered commercial bank incorporated under the laws of the State of Florida. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation. The Bank currently provides a variety of banking services to small and middle-market businesses and individuals through its three banking offices located in Pinellas County, Florida and one banking office in Pasco County, Florida.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2002, the results of operations for the three- and nine-month periods ended September 30, 2002 and 2001 and cash flows for the nine-month periods ended September 30, 2002 and 2001. The results of operations and other data for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002.

2.	Loan Impairment and Loan Losses. Loans identified as impaired at September 30, 2002 and 2001 and for the nine-month periods then ended are as follows (in thousands):

	Nine Months Ended
	September 30,

	2002	2001

Gross loans with related allowance for losses recorded, at end of period	$2,685	1,230
Less allowance on these loans	268	123

Net investment in impaired loans, at end of period	$2,417	1,107

Average net investment in impaired loans	$1,634	5

Interest income recognized on impaired loans	$—	—

Interest income received on impaired loans	$—	—

On July 9, 2002, an impaired loan with a balance of approximately $1.4 million was transferred to foreclosed real estate. During the three months ended September 30, 2002 this property was sold for a gain of approximately $78,000.

(continued)

MADISON BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.	Loan Impairment and Loan Losses, Continued. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Balance at beginning of period	$1,868	1,196	1,477	966
Provision for loan losses	110	191	509	349
Net (charge-offs) recoveries	(30)	7	(38)	79

Balance at end of period	$1,948	1,394	1,948	1,394

3.	Earnings Per Share (“EPS”). Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. For 2002 and 2001, outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. The following tables present the calculations of EPS (dollars in thousands, except per share amounts).

	2002			2001

		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

Three Months Ended September 30:
Basic EPS:
Net earnings available to common stockholders	$483	1,514,714	$.32	$203	1,491,656	$.14

Effect of dilutive securities-
Incremental shares from assumed conversion of options		93,337			61,401

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$483	1,608,051	$.30	$203	1,553,057	$.13

Nine Months Ended September 30:
Basic EPS:
Net earnings available to common stockholders	$1,226	1,505,795	$.81	$743	1,491,656	$.50

Effect of dilutive securities-
Incremental shares from assumed conversion of options		81,626			56,611

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$1,226	1,587,421	$.77	$743	1,548,267	$.48

(continued)

MADISON BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2002, of the regulatory capital requirements and the Bank’s actual capital on a percentage basis:

		Regulatory
	Actual	Requirement

Total capital to risk-weighted assets	10.12%	8.00%
Tier I capital to risk-weighted assets	8.99%	4.00%
Tier I capital to total assets — leverage ratio	8.26%	4.00%

MADISON BANCSHARES, INC.

Review by Independent Certified Public Accountants

Hacker, Johnson & Smith PA, independent certified public accountants, have made a review of the financial data as of September 30, 2002, and for the three- and nine- month periods ended September 30, 2002 and 2001 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report on Review by Independent Certified Public Accountants

The Board of Directors
Madison BancShares, Inc.
Palm Harbor, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Madison BancShares, Inc. and Subsidiary (the “Company”) as of September 30, 2002, the related condensed consolidated statements of earnings for the three- and nine- month periods ended September 30, 2002 and 2001 and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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
October 10, 2002

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

Liquidity and Capital Resources

The Company’s primary source of cash during the nine months ended September 30, 2002, was from net deposit inflows of $36.7 million. Cash was used primarily to originate loans of $21.7 million and to purchase securities of $12.1 million. At September 30, 2002, the Company had outstanding commitments to originate loans totaling $10.5 million. Management believes that the Company has adequate resources to fund all its commitments and that substantially all of its existing commitments will be funded in 2002. At September 30, 2002, the Bank exceeded its regulatory liquidity requirements.

The following rates are presented for the dates and periods indicated:

	Nine Months		Nine Months
	Ended	Year Ended	Ended
	September 30,	December 31,	September 30,
	2002	2001	2001

Average equity as a percentage of average assets	7.19%	7.37%	7.28%
Equity to total assets at end of period	6.86%	7.36%	7.07%
Book value per share (2)	$9.14	$8.20	$7.99
Return on average assets (1)	0.89%	0.67%	0.62%
Return on average equity (1)	12.44%	9.11%	8.48%
Noninterest expenses to average assets (1)	2.81%	2.70%	2.74%
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	1.31%	0.85%	0.73%

(1)	Annualized for the nine months ended September 30.

(2)	Adjusted for stock dividend.

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

	Three Months Ended September 30,

	2002			2001

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$150,685	2,838	7.53%	$130,862	2,777	8.49%
Securities	27,746	311	4.48	22,089	268	4.85
Other interest-earning assets (2)	1,435	12	3.34	4,219	42	3.98

Total interest-earning assets	179,866	3,161	7.03	157,170	3,087	7.86

Noninterest-earning assets	9,371			6,777

Total assets	$189,237			$163,947

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	61,802	229	1.48	50,361	299	2.37
Time deposits	81,087	799	3.94	76,629	1,138	5.94
Other interest-bearing liabilities (3)	14,911	143	3.84	10,006	119	4.76

Total interest-bearing liabilities	157,800	1,171	2.97	136,996	1,556	4.54

Noninterest-bearing liabilities	17,801			15,074
Stockholders’ equity	13,636			11,877

Total liabilities and stockholders’ equity	$189,237			$163,947

Net interest income		$1,990			$1,531

Interest-rate spread (4)			4.06%			3.32%

Net interest margin (5)			4.43%			3.90%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.14			1.15

(1)	Includes loans on nonaccrual status.

(2)	Includes Federal Home Loan Bank stock, federal funds sold and interest-bearing deposits.

(3)	Includes securities sold under agreements to repurchase, Federal Home Loan Bank advances and other borrowings.

(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(5)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,

	2002			2001

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$144,254	8,162	7.54%	$123,126	8,036	8.70%
Securities	26,221	910	4.63	22,544	824	4.87
Other interest-earning assets (2)	4,485	76	2.26	7,827	285	4.85

Total interest-earning assets	174,960	9,148	6.97	153,497	9,145	7.94

Noninterest-earning assets	7,784			6,861

Total assets	$182,744			$160,358

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	59,768	656	1.46	47,975	972	2.70
Time deposits	79,522	2,428	4.07	79,169	3,627	6.11
Other interest-bearing liabilities (3)	13,848	407	3.92	7,729	269	4.64

Total interest-bearing liabilities	153,138	3,491	3.04	134,873	4,868	4.81

Noninterest-bearing liabilities	16,466			13,809
Stockholders’ equity	13,140			11,676

Total liabilities and stockholders’ equity	$182,744			$160,358

Net interest income		$5,657			$4,277

Interest-rate spread (4)			3.93%			3.13%

Net interest margin (5)			4.31%			3.72%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.14			1.14

(1)	Includes loans on nonaccrual status.

(2)	Includes Federal Home Loan Bank stock, federal funds sold and interest-bearing deposits.

(3)	Includes securities sold under agreements to repurchase, Federal Home Loan Bank advances and other borrowings.

(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(5)	Net interest margin is net interest income divided by average interest-earning assets.

MADISON BANCSHARES, INC.

Comparison of the Three-Month Periods Ended September 30, 2002 and 2001

General. Net earnings for the three-months ended September 30, 2002, were $483,000 or $.32 per basic and $.30 per diluted share compared to $203,000 or $.14 per basic and $.13 per diluted share for 2001. The increase in net earnings was due to an increase in net interest income and noninterest income, partially offset by an increase in noninterest expenses and the provision for income taxes.

Interest Income and Expense. Interest income increased by $74,000 to $3,161,000 for the three-month period ended September 30, 2002 from $3,087,000 for the three months ended September 30, 2001. Interest on loans remained approximately the same at $2.8 million for the three-months ended September 30, 2002 compared to 2001 due to an increase in the average loan portfolio balance to $150.7 million from $130.9 million which was offset by a decrease in the weighted-average yield earned in 2002 to 7.53% from 8.49% in 2001. Interest on securities increased for the three months ended September 30, 2002 to $311,000 from $268,000 in 2001. The increase was due to an increase in the average portfolio balance to $27.7 million in 2002 from $22.1 million in 2001, partially offset by a decrease in the weighted-average yield earned in 2002 to 4.48% from 4.85% in 2001. Interest on other interest-earning assets decreased from $42,000 in 2001 to $12,000 in 2002. This decrease was due to a decrease in the average balance of other interest-earning assets from $4.2 million in 2001 to $1.4 million in 2002 and a decrease in the yield earned on such assets from 3.98% in 2001 to 3.34% in 2002.

       Interest expense on deposits decreased $409,000 to $1,028,000 for the three-months ended September 30, 2002 from $1,437,000 in 2001. The decrease is due to a decrease in the average rate paid on interest-bearing deposits in 2002 to 2.88% from 4.53% in 2001, partially offset by an increase in the average deposits in 2002 to $142.9 million compared to $127.0 million in 2001.

       Interest expense on other borrowings increased to $143,000 for the three-months ended September 30, 2002 from $119,000 for the three-months ended September 30, 2001. The increase is due to an increase in average other borrowings to $14.9 million in 2002 from $10.0 million in 2001, partially offset by a decrease in the weighted rate paid to 3.84% in 2002 from 4.76% in 2001.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Bank’s market areas, and other factors related to the collectibility of the Bank’s loan portfolio. The provision for loan losses was $110,000 for the three-month period ended September 30, 2002 compared to $191,000 for the same period in 2001. The allowance for loan losses is $1,948,000 at September 30, 2002. While management believes that its allowance for loan losses is adequate as of September 30, 2002, future adjustments to the Bank’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $306,000 in 2002 from $174,000 for the three- months ended September 30, 2001. The increase is primarily due to an increase in service charges and fees and an increase in other noninterest income, primarily due to a $78,000 gain recognized on sale of foreclosed real estate.

Noninterest Expense. Total noninterest expense increased to $1,407,000 for the three months ended September 30, 2002 from $1,193,000 for the comparable period ended September 30, 2001, primarily due to an increase in employee compensation and benefits and occupancy expense.

Income Taxes. The income tax provision for the three months ended September 30, 2002, was $296,000 or 38.0% of earnings before income taxes compared to $118,000 or 36.8% for the period ended September 30, 2001.

MADISON BANCSHARES, INC.

Comparison of the Nine-Month Periods Ended September 30, 2002 and 2001

General. Net earnings for the nine-months ended September 30, 2002, were $1,226,000 or $.81 per basic and $.77 per diluted share compared to $743,000 or $.50 per basic and $.48 per diluted share for 2001. The increase in net earnings was due to an increase in net interest income and noninterest income, partially offset by an increase in noninterest expenses and the provision for income taxes.

Interest Income and Expense. Interest income increased by $3,000 to $9,148,000 for the nine-month period ended September 30, 2002 from $9,145,000 for the nine months ended September 30, 2001. Interest on loans increased to $8,162,000 for the nine-months ended September 30, 2002 from $8,036,000 in 2001 due to an increase in the average loan portfolio balance to $144.3 million from $123.1 million, partially offset by a decrease in the weighted-average yield earned in 2002 to 7.54% from 8.70% in 2001. Interest on securities increased for the nine months ended September 30, 2002 to $910,000 from $824,000 in 2001. The increase was due to an increase in the average balance to $26.2 million in 2002 from $22.5 million in 2001, partially offset by a decrease in the weighted-average yield earned in 2002 to 4.63% from 4.87% in 2001. Interest from other interest-earning assets decreased to $76,000 for the nine-month period ending September 30, 2002, compared to $285,000 earned in 2001. The decrease was due to a decrease in the average balance to $4.5 million in 2002 from $7.8 million in 2001 and a decrease in the rate earned to 2.26% in 2002 from 4.85% in 2001.

       Interest expense on deposits decreased $1,515,000 to $3,084,000 for the nine-months ended September 30, 2002, from $4,599,000 in 2001. The decrease is due to a decrease in the average rate paid on interest-bearing deposits in 2002 to 2.95% from 4.82% in 2001, partially offset by an increase in the average deposits in 2002 to $139.3 million compared to $127.1 million in 2001.

       Interest expense on other borrowings increased to $407,000 for the nine-months ended September 30, 2002 from $269,000 for the nine-months ended September 30, 2001. The increase is due to an increase in average other borrowings to $13.8 million in 2002 from $7.7 million in 2001, partially offset by a decrease in the weighted rate paid to 3.92% in 2002 from 4.64% in 2001.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Bank’s market areas, and other factors related to the collectibility of the Bank’s loan portfolio. The provision for loan losses was $509,000 for the nine-month period ended September 30, 2002, compared to $349,000 for the same period in 2001. The allowance for loan losses is $1,948,000 at September 30, 2002. While management believes that its allowance for loan losses is adequate as of September 30, 2002, future adjustments to the Bank’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $678,000 in 2002 from $549,000 for the nine- months ended September 30, 2001. The increase is due to an increase in service charges and fees and a gain recognized on the sale of foreclosed real estate of $78,000 included in other noninterest income.

Noninterest Expense. Total noninterest expense increased to $3,854,000 for the nine-months ended September 30, 2002, from $3,294,000 for the comparable period ended September 30, 2001, primarily due to an increase in employee compensation and benefits and occupancy expense.

Income Taxes. The income tax provision for the nine months ended September 30, 2002, was $746,000 or 37.8% of earnings before income taxes compared to $440,000 or 37.2% for the period ended September 30, 2001.

MADISON BANCSHARES, INC.

Item 3. Controls and Procedures

a.	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and chief financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

b.	Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

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

On September 30, 2002, Tom Castriota, a member of the board of directors, purchased an aggregate of 5,000 shares of Madison BancShares Common Stock. These shares were purchased at a per share price of $14.21. This transaction was made in reliance on the exemption set forth in Section 4(2) of the Securities Act.

Proceeds from the sales of the above securities were used for general corporate purposes.

MADISON BANCSHARES, INC.

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit

* 2	Plan of acquisition, reorganization, arrangement, liquidation, or succession
* 3.1	Articles of Incorporation of Madison BancShares, Inc.
* 3.2	Bylaws of Madison BancShares, Inc.
* 4	Sample Stock Certificate for Madison BancShares, Inc.
* 10.1	Employment Agreement of Henry Speight
* 10.2	Employment Agreement of Robert McGivney
* 10.3	Employment Agreement of David Paetzold
** 10.4	Employment Agreement of Judith Gaffney
* 10.5	Madison Bank Amended and Restated 1998 Key Employee Stock Compensation Program
* 10.6	Madison Bank Amended and Restated 1998 Director’s Stock Option Plan
11	Statement regarding Computation of Per Share Earnings at Footnote 3 of the Condensed Consolidated Financial Statements
* 99.1	Plan of Reorganization of Madison Bank
* 99.2	Proxy of Madison Bank
99.3	CEO Certifications required under Section 906 of Sarbanes-Oxley Act of 2002
99.4	CFO Certifications required under Section 906 of Sarbanes-Oxley Act of 2002

*	These exhibits were filed with Madison’s BancShares’ Form 10-SB on June 6, 2001.

**	These exhibits were filed with Madison BancShares’ Amendment One to Form 10-SB on July 17, 2001.

(b)	Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended September 30, 2002.

MADISON BANCSHARES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MADISON BANCSHARES, INC. (Registrant)

Date: October 17, 2002	By:	/s/ Robert B. McGivney Robert B. McGivney, President and Chief Executive Officer

Date: October 17, 2002	By:	/s/ Henry O. Speight Henry O. Speight, Chief Financial Officer and Treasurer

CERTIFICATIONS

I, Robert B. McGivney, certify, that:

1.	I have reviewed this quarterly report on Form 10-QSB of Madison Bancshares, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a)	all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 17, 2002	By:	/s/ Robert B. McGivney Robert B. McGivney, President and Chief Executive Officer

I, Henry O. Speight, certify, that:

1.	I have reviewed this quarterly report on Form 10-QSB of Madison Bancshares, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a)	all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 17, 2002	By:	/s/ Henry O. Speight Henry O. Speight, Chief Financial Officer and Treasurer