Form 10KSB
period 2002-12-31
MADISON BANCSHARES INC
filed 2003-03-17
CIK 1141106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________
Commission file number 0-32867

MADISON BANCSHARES, INC.
(Name of small business issuer in its charter)

FLORIDA	59-3720289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35388 U.S. 19 North Palm Harbor, Florida	34684
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (727) 786-3888

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

☒ Yes	☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for its most recent fiscal year: $13,370,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of February 24, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $17,940,470.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of February 24, 2003, the Issuer had 1,618,916 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders filed electronically with the Securities and Exchange Commission on March 17, 2003 are incorporated in Part III of this Form 10-KSB by reference.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

Item 1.	Description of Business.

Forward Looking Statements

          This document contains forward-looking statements as defined by Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve substantial risks and uncertainties.  When used in this document, or in the documents incorporated by reference, the words “anticipate”, “believe”, “estimate”,  “may”, “intend” and “expect” and similar expressions are some of the forward-looking statements used in these documents.  Actual results, performance, or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements.  Factors which may cause results to change materially include competition, inflation, general economic conditions, changes in interest rates, and changes in the value of collateral securing loans Madison Bank has made, among other things.

General

          Madison BancShares, Inc. was incorporated on May 8, 2001, as a Florida corporation for the purpose of operating as a bank holding company under the Bank Holding Company Act of 1956. On September 4, 2001, we exchanged our common shares for common shares of Madison Bank on a one-for-one basis.  We have our headquarters in Palm Harbor, Florida. Unless specifically delineated, Madison BancShares, and Madison Bank are collectively referred to herein as “Madison”.  We conduct business as a state commercial bank holding company, and our principal asset is the capital stock of Madison Bank. As a holding company, Madison BancShares has greater flexibility than Madison Bank to diversify and expand our business activities, either through expanded services or through acquisitions. Currently, our primary source of income is dividends from Madison Bank.

The Bank

          Madison Bank commenced banking operations in Palm Harbor, Florida, on December 15, 1985, as a state-chartered savings and loan association.  Madison Bank converted to a state-commercial bank charter on June 30, 1997.  In 2002, Madison Bank operated from four full-service banking offices, the main office in Palm Harbor, and branch offices in Largo, Tarpon Springs and Port Richey, Florida.  Madison Bank’s operations center and off-site executive offices are located in Palm Harbor.  Madison Bank’s primary business is attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate loans and purchase investments.

          On October 25, 2002, we entered into an agreement to sell the deposits at our Largo Branch which closed in February, 2003.  Total deposits at the time of closing were approximately $11.6 million with Madison realizing a net pretax gain of $200,000 for the sale.

          Since converting to a commercial bank charter, Madison Bank has transitioned its loan portfolio from that of a traditional savings and loan, comprised of mostly conventional residential loans and home equity loans, to that of a commercial bank loan portfolio, comprised of commercial real estate, commercial and consumer loans, and adjustable rate mortgage loans.  Madison Bank offers a broad range of retail and commercial banking products, including various types of deposit accounts and loans for businesses and consumers.  Its primary source of business is customer referrals.  As part of the community bank approach, officers actively participate in community activities and organizations.

Critical Accounting Policies

          Our financial condition and results of operations are sensitive to accounting measurements and estimates of matters that are inherently uncertain.  When applying accounting policies in areas that are subjective in nature, we must use our best judgment to arrive at the carrying value of certain assets.  The most critical accounting policy we applied is related to the valuation of the loan portfolio.

          A variety of estimates impact carrying value of the loan portfolio including the calculation of the allowance for loan losses, valuation of underlying collateral, the timing of loan charge-offs and the amount and amortization of loan fees and deferred origination costs.

          The allowance for loan losses is the most difficult and subjective judgment.  The allowance is established and maintained at a level that we believe is adequate to cover losses resulting from the inability of borrowers to make required payments on loans.  Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio, current trends in delinquencies and charge-offs, the views of our regulators, changes in the size and composition of the loan portfolio and peer comparisons. The analysis also requires rational consideration of the national economic climate and direction, change in the interest-rate environment (which may impact a borrower’s ability to pay) legislation impacting the banking industry and economic conditions specific to our service area.  Because the calculation of the allowance for loan losses relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.

          The allowance for loan losses is also discussed as part of “Results of Operations” and in Note 3 to the financial statements.  The significant accounting policies are discussed in Note 1 to the consolidated financial statements.

Operating and Business Strategy

          Our goal is to become one of the leading community banks in Pinellas and Pasco Counties.  We expect to accomplish this goal through steady and reasonable growth and a prudent business strategy that emphasizes:

•	Providing personalized services;
•	Focusing on Madison’s immediate community;
•	Motivating employees;
•	Developing commercial lending relationships with small to medium-sized businesses;
•	Emphasizing mortgage banking activities by continuing to originate residential mortgage loans for Madison’s existing customers and to attract new customers; and
•	Maintaining high credit quality.

          Personalized Service.  We strive to provide high levels of service in order to be able to maintain strong customer relationships.  Our customer base is primarily made up of individuals and small to medium size businesses who prefer to conduct business with a locally-owned and managed institution.

          Local Management and Community Focus.  We approach banking with a community focus, emphasizing local management and local decision-making.  Our Main Office is located in the heart of the business district of Palm Harbor on Highway U.S. 19 North.  Most of the executive officers and directors are long-time residents of our primary market area, and all management decisions are made in Palm Harbor. Each branch provides full-service banking and is staffed to meet the financial needs of the local community.

          Motivated Employees.  The key to our success lies with our employees.  Through our experienced and trained employees we are able to provide our Pinellas and Pasco County banking customers with a high level of service and attention.  To this end, we hire qualified banking professionals who are committed to providing a superior level of banking service and are willing to accept a significant degree of responsibility. Each employee focuses on the individual customer’s needs and strives to deliver the specific products and services that are best suited to achieve the customer’s financial goals.

          Deposit Activities.  Deposits primarily fund our loan demands.  Deposits at December 31, 2002 were $163.4 million, up 19.2% from December 31, 2001, and net loans during that same period increased 11.0% from $137.6 million at year-end 2001 to $152.7 million at December 31, 2002.

          Development of Commercial Lending Relationships.  As part of our lending strategy, we concentrate our efforts on developing within our market, strong commercial lending and depository relationships with small to medium-sized businesses, entrepreneurs and professionals who value personalized service and attention to their specific borrowing needs.  Timely lending decisions and prompt, courteous service is very important.  We believe that the strategy has and will continue to foster long-term, quality lending and deposit relationships.

          Continued Residential Lending.  In order to be a full service bank, we actively engage in residential lending activities, which include the origination and brokering of residential mortgage loans.  Our strategy is to broker all of our long-term, fixed-rate residential mortgage loans while retaining our adjustable-rate and short-term, fixed-rate mortgage loan originations.  The brokered mortgage loans in the secondary market provide additional non-interest income.

          Maintaining High Credit Quality.  A great deal of emphasis is placed on maintaining high asset quality.  We believe that our generally high asset quality is principally due to strict underwriting criteria, the relationship of our lenders, senior officers, and directors to our customers and their knowledge of our primary market area.

Primary Market Area

          Our headquarters and Main Office are in Palm Harbor, Florida, an unincorporated part of Pinellas County, which includes Clearwater and St. Petersburg.  According to the 2000 U.S. Census Bureau statistics, Palm Harbor has a population of approximately 59,248 year round residents, while Pinellas County has a population of approximately 921,482. Pinellas County is contiguous with Hillsborough County, Florida, which as of 2000 had a population of approximately 998,948.  The Tampa Bay Area and, in particular, Northern Pinellas County and Western Pasco County are considered to be our primary market areas.

          Our Port Richey, Pasco County branch opened in December of 1999.  This branch is located 12 miles from the Main Office, and as of December 31, 2002, had $17.5 in deposits.  According to the latest census tracts, Pasco County had a population of approximately 344,765, with tourism, real estate development, and agriculture as its primary industries.  Pasco County is developing as a strong retirement community, and with the opening of a new expressway, many people live in Pasco and work in Pinellas and Hillsborough Counties.

          In December 2000, we opened our third full-service branch in Tarpon Springs, North Pinellas County, Florida.  This branch is located 6 miles from the Main Office.  As of December 31, 2002, the Tarpon Springs Branch had $29.7 in deposits.  Tarpon Springs has a population of approximately 21,000, as of 2000, with tourism, small retail trade and a natural sponge industry as its primary businesses.  Tarpon

Springs has undergone a downtown historical revitalization and our branch site is located in the downtown area that has been a part of the city’s redevelopment.

Competition

          Competition for deposits and loans is intense among financial institutions in Florida and particularly in areas of high population concentrations such as Pinellas County, with approximately 3,245 residents per square mile.  Our competitors include institutions, including bank holding companies, such as Bank of America, Wachovia, AmSouth Bank, other commercial banks, savings banks, and credit unions.  Additional competition for deposits comes from government securities, money market funds, mutual fund and securities brokerage firms.  Many of these competitors have substantially greater resources, higher lending limits, larger branch networks, and are able to offer a broader range of products and services than we can offer.

          The primary factors in competing for deposits are service, convenience, interest rates, the range of financial services offered, and the flexibility of office hours.  The primary factors in competing for loans include service, timely responses, local decision making, interest rates, loan fees, and flexible terms.  Madison competes for deposits by offering a variety of deposit programs geared to potential customers.  By developing strong ties in the local community and providing a high quality of personal banking services to families, professionals, retirees, and owner-operated businesses, with an emphasis on flexibility and timely responses to customer demands, we believe that we can successfully compete in the market for deposits and loans.

Loan Strategy

          Since 1996, we have placed a strong emphasis on originating commercial real estate, commercial and consumer loans.  As the large out-of-state financial institutions acquire local banks, and shift the focus of the acquired banks away from servicing the needs of smaller businesses, we have been able too add to our customer base owners of small to medium-sized businesses and local professionals. To a lesser extent, we also originate and sell residential loans by offering various adjustable-rate and fixed-rate mortgage loan products.

Loan Activities

          General.  Our primary business emphasis is on making commercial business, commercial real estate and consumer loans.  As of December 31, 2002, the net loan portfolio totaled $152.7 million, or 78.7% of total assets.

          General Loan Policies.  Loan activities are subject to underwriting standards and loan origination procedures prescribed by our Board of Directors and management.  Pursuant to these procedures loan applications are obtained to determine the borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations.

          Other procedures have been put in place to assist us in maintaining the overall quality of our loan portfolio.  These procedures include an independent credit analysis for all commercial credit relationships over $300,000.  Loans are approved at various management levels up to and including the Board of Directors, depending on the amount of the loan.  Loans less than $250,000 are approved by authorized officers.  The President has loan authority up to $400,000 and the Chairman of the Board has loan authority up to $400,000.  The Chief Loan Officer can approve loans up to $650,000 with the consent of the President or the Chairman.  The President and Chairman have a combined lending authority of up to $1,000,000.  Loans over $1,000,000 require approval by the Board of Directors.  The Board of Directors reviews all new and renewed loans on a monthly basis.  All unsecured loans in excess of $200,000 require approval of the Board of Directors.

          The interest rates that we charge on our loans vary as they are affected by competitive factors such as the demand for such loans and the supply of funds available for lending purposes.  These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

          Commercial Real Estate Loans.  Our commercial real estate loans are secured primarily by office, motel and retail business properties located in Pinellas, Pasco and Hillsborough Counties.  Commercial real estate loans may be for an amortization term of up to 25 years, with interest rate resets at three to five-year intervals and maturities generally of five to fifteen years.  Because payments on loans secured by commercial property depend to a large degree on results of operations and management of the properties, the risk of nonpayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy.  Our loan policy for real estate loans generally requires that collateral be appraised by an independent, outside appraiser approved by our Board of Directors.

          In general, we do not usually offer fixed-rate commercial real estate or multi-family real estate loans. Commercial and multi-family real estate loans are originated with a loan-to-value ratio generally not exceeding 80%.  Loans secured by this type of collateral will continue to be a part of our future loan portfolio.  Commercial and multi-family real estate loans are generally larger and involve a greater degree of risk than residential mortgage loans.

          Our policy for real estate loans is to have a valid mortgage lien on real estate securing the loan and to obtain a title insurance policy which insures the validity and priority of the lien.  Borrowers must also obtain hazard insurance policies prior to closing, and when the property is in a flood prone area, flood insurance is required.  Most real estate loans also require the borrower to advance funds on a monthly basis, together with each payment of principal and interest, to a mortgage escrow account from which disbursements are made for items such as real estate taxes and property insurance.

          We are permitted to lend up to 100% of the appraised value of the real property securing a mortgage loan.  However, if the amount of a conventional, residential loan (including a construction loan or a combination construction and permanent loan) originated or refinanced exceeds 80% of the appraised value or of the purchase price, whichever is less, we are required by federal regulations to obtain private mortgage insurance on that portion of the principal amount of the loan that exceeds 80% of the value of the property.  We will originate single-family residential mortgage loans with up to a 90% loan-to-value ratio if the required private mortgage insurance is obtained.  Loans over 95% loan-to-value ratio are limited to special community support programs or one of the FHA, VA, or Farmers Home Administration guarantee or insurance programs.  The loan-to-value ratio on a home secured by a junior lien generally does not exceed 85%, including the amount of the first mortgage on the collateral.  With respect to home loans granted for construction or construction/permanent financing, we will lend up to 80% of the appraised value of the property on an “as completed” basis.

          Commercial Loans.  Our commercial loans are business loans that are not secured by real estate and are dependent on business cash flows for repayment. While we have made Small Business Administration loans, we generally will underwrite this type of loan for our own portfolio utilizing other sources of collateral and a maximum loan to value ratio of 80%. In most cases, personal guarantees are required of principals.  The risk associated with originating commercial loans is that the business assets of the maker tend to fluctuate with the business cycle causing our collateral to be sold when difficult economic conditions are experienced.

          Residential Loans. We currently originate fixed-rate residential mortgage loans and ARM loans with terms of up to 30 years.  The residential ARM loans currently offered have interest rates that are fixed for a period of one, three or five years.  After the initial period the interest rate is adjusted annually based upon an index such as the yield on treasury securities adjusted to a one-year maturity, plus a margin.  Most of our ARM loans limit the amount of any increase or decrease in the interest rate at each adjustment and over the life of the loan.  Typical limitations are 2% for each adjustment with a limit of 6% over the life of the loan.  ARM loans may be offered with different annual and life-of-loan interest change limits, shorter or longer adjustment periods and different base indices as may be appropriate to meet market demands, portfolio needs, and Madison’s interest rate risk management goals.  While the initial rate on ARM loans may be below a fully indexed rate, the loan is always underwritten based on the borrower’s ability to pay at the interest rate which would be in effect after adjustment of the loan.  Some ARM loans include features that allow the borrower, under special conditions, to convert the loan to a fixed rate at the then prevailing market rates.

          While ARM loans reduce the risks associated with changes in interest rates, they involve other risk. As interest rates increase, the borrower’s required payments increase, thus increasing the potential for default.  The level of interest rates also affects marketability of real estate loans.

          Most of our fixed rate home loans are originated for 30-year amortization terms.  Borrowers requesting a term of 15 years or less are usually granted an interest rate slightly lower than is offered for a 30-year amortizing loan.  These loans are originated in compliance with documentation and underwriting standards which permit their sale in the secondary market to institutional investors such as Fannie Mae.  Fixed-rate home loans include a “Due on Sale” clause which provides us with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without our consent.  The “Due on Sale” provision is generally enforced.  We have experienced no losses in the last four years in residential real estate loans.

          Consumer Loans.  Our consumer loans are considered to be loans to natural persons for personal, family or household purposes, and these loans may be unsecured, secured by personal property or secured by liens on real estate which, when aggregated with prior liens, equals or exceeds the appraised value of the collateral property.  We make various types of consumer loans, including automobile and boat loans, but primarily home equity loans.

          Consumer loans are originated in order to provide a range of financial services to customers and to create stronger ties to our customers and because the shorter term and normally higher interest rates on such loans help maintain a profitable spread between our average loan yield and its cost of funds.  The terms of consumer loans generally range from one to five years.  Underwriting standards for consumer loans include an assessment of the applicant’s repayment history on other debts and ability to meet existing obligations and payments on the proposed loans.  Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount.  Consumer loans generally involve more credit risks than mortgage loans because of the type and nature of the collateral or absence of collateral.  Consumer loan repayments are dependent on the borrower’s continuing financial stability, and are likely to be adversely affected by job loss, divorce or illness.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance.  We believe that the yields earned on consumer loans are commensurate with the credit risk associated with such loans and, therefore, we intend to continue to increase our investment in these types of loans.

          Income from Loan Activities.  Fees are earned in connection with loan commitments and originations, loan modifications, late payments, changes of property ownership and for miscellaneous services related to loans.  Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent upon prevailing interest rates and their effect on the demand for loans in our primary service area.

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

          Nonperforming Loans and Real Estate Owned.  When a borrower fails to make a required payment on a loan, our loan officers attempt to collect the payment by contacting the borrower.  If a payment on a loan has not been received by the end of a grace period (usually 10 days from the payment due date), notices are sent at that time, with follow-up contacts made thereafter.  In most cases, delinquencies are cured promptly.  If the delinquency exceeds 29 days and is not cured through normal collection procedures, more formal measures are instituted to remedy the default, including the commencement of foreclosure proceedings.  We will then attempt to negotiate with the delinquent borrower to establish a satisfactory payment schedule.

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

          If foreclosure is required, when completed, the property is sold at a public auction in which we will generally participate as a bidder.  If we are the successful bidder, the acquired real estate property is then included in foreclosed real estate until it is sold.  We are permitted under federal regulations to finance sales of OREO which may involve more favorable interest rates and terms than generally would be granted under normal underwriting guidelines.

Asset Classification

          We, like other commercial banks, are required to review, and when appropriate classify, our assets on a regular basis.  The Federal Deposit Insurance Corporation (“FDIC”) and state banking examiners have authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets:  substandard, doubtful and loss.  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  If an asset or portion thereof is classified as loss, the insured institution establishes specific allowance for loan losses for the full amount of the portion of the asset classified as loss.  All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.  Assets that do not warrant classification in one of the aforementioned categories, but possess weaknesses, are classified as special mention and are closely monitored.

Provision for Losses on Loans

          The allowance for loan losses is established through a provision for loan losses charged against earnings.  Loans are charged against the allowance when our management believes that the collectibility of the principal is unlikely.  The allowance is an estimated amount that we believe will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility.  The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower’s ability to pay.  While we use the best information available to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

Personnel

          The executive officers of Madison BancShares are also the executive officers of Madison Bank.  As of December 31, 2002, we had 60 full-time employees, 9 part-time employees, and 65 full-time equivalents. The employees are not represented by any collective bargaining group.  We believe that our relations with our employees are good.

          Employees are covered by a comprehensive employee benefit program which provides for, among other benefits, hospitalization and major medical insurance, long-term disability insurance, life insurance, and education assistance.  We consider our employee benefits to be generally competitive with employee benefits provided by other major employers in our geographic market area.

SUPERVISION AND REGULATION

General

          As a registered bank holding company, Madison BancShares is subject to an extensive body of state and federal banking laws and regulations which impose specific requirements and restrictions on virtually all aspects of our operations.  Madison is affected by government monetary policy and by regulatory measures affecting the banking industry in general.

          The following is a brief summary of some of the statutes, rules and regulations which affect our operations. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to our business.  Any change in applicable laws or regulations may have a material adverse effect on our business.

Madison BancShares

          Madison BancShares is a bank holding company within the meaning of the Bank Holding Company Act of 1956.  As such, it is required to file annual reports and other information with the Federal Reserve regarding its business operations and those of its subsidiary. Madison BancShares is also subject to the supervision of, and to periodic inspections by, the Federal Reserve.

          The Bank Holding Company Act generally requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•	Acquiring all or substantially all of the assets of a bank;
•	Acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank or bank holding company; or
•	Merging or consolidating with another bank holding company.

          The Bank Holding Company Act and the Federal Change in Bank Control Act, together with regulations promulgated by the Federal Reserve, require that, depending on the particular circumstances, either the Federal Reserve’s approval must be obtained or notice must be furnished to the Federal Reserve and not disapproved prior to any person or company, not a bank holding company, acquiring control of a bank holding company, subject to certain exemptions. Control is conclusively presumed to exist when an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction.

          Except as authorized by the Bank Holding Company Act and Federal Reserve regulations or order, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any business other than the business of banking or managing and controlling banks. Some of the activities the Federal Reserve has determined by regulation to be proper incidents to the business of banking, and thus permissible for bank holding companies, include:

•	Making or servicing loans and certain types of leases;
•	Engaging in certain insurance and discount brokerage activities;
•	Performing certain data processing services;
•	Acting in certain circumstances as a fiduciary or investment or financial advisor;
•	Providing management consulting services;
•	Owning savings associations; and
•	Making investments in corporations or projects designed primarily to promote community welfare.

          In accordance with Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve’s policy, Madison BancShares may be required to provide financial support to Madison Bank at a time when, absent such Federal Reserve policy, it might not be deemed advisable to provide such assistance. Under the Bank Holding Company Act, the Federal Reserve may also require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that the activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

Madison Bank

          As a state-chartered bank, Madison Bank is subject to the supervision and regulation of the Florida Department of Banking and Finance and the FDIC. The deposits of Madison Bank are insured by the FDIC for a maximum of $100,000 per depositor.  For this protection, Madison Bank must pay a semi-annual statutory assessment and comply with the rules and regulations of the FDIC.  The assessment levied on a bank for deposit insurance varies, depending on the capital position of each bank, and other supervisory factors.  Currently, our subsidiary bank is subject to the statutory assessment.

          Areas regulated and monitored by the bank regulatory authorities include:

•	Security devices and procedures;
•	Adequacy of capitalization and loss reserves;
•	Loans;
•	Investments;
•	Borrowings;
•	Deposits;
•	Mergers;
•	Issuances of securities;
•	Payment of dividends;
•	Establishment of branches;
•	Corporate reorganizations;
•	Transactions with affiliates;
•	Maintenance of books and records; and
•	Adequacy of staff training to carry out safe lending and deposit gathering practices.

Capital Adequacy Requirements

          Banks are subject to regulatory capital requirements imposed by the Federal Reserve and the FDIC. Until a bank and its holding company’s assets reach $150 million, the capital adequacy guidelines issued by the Federal Reserve are applied to bank holding companies on a non- consolidated basis, unless the bank holding company is engaged in non-bank activities involving significant leverage, or it has a significant amount of outstanding debt held by the general public.  The OCC’s and the FDIC’s risk-based capital guidelines apply directly to insured state banks, such as Madison Bank, regardless of whether they are subsidiaries of a bank holding company. Both agencies’ requirements, which are substantially similar, establish minimum capital ratios in relation to assets, both on an aggregate basis as adjusted for credit risks and off balance sheet exposures. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets.

          Capital is then classified into two categories, Tier 1 and Tier 2.  Tier 1 capital consists of common and qualifying preferred shareholder’s equity, less goodwill and other adjustments. Tier 2 capital consists of mandatory convertible, subordinated, and other qualifying term debt, preferred stock not qualifying for Tier 1 capital, and a limited amount of allowance for credit losses, up to a designated percentage of risk-weighted assets. Under the risk-based guidelines, financial institutions must maintain a specified minimum ratio of “qualifying” capital to risk-weighted assets. At least 50% of an institution’s qualifying capital must be “core” or “Tier 1” capital, and the balance may be “supplementary” or “Tier 2” capital. In addition, the guidelines require banks to maintain a minimum leverage ratio standard of capital adequacy. The leverage standard requires top-rated institutions to maintain a minimum Tier 1 leverage capital to assets ratio of 3%.  All other institutions are required to maintain a Tier 1 leverage capital ratio of 4% or greater, based upon their particular circumstances and risk profiles.

          Federal banking regulators have adopted regulations revising the risk-based capital guidelines to further ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank’s financial condition and is inherent to the business of banking. Under the regulations, when evaluating a bank’s capital adequacy, the revised capital standards now explicitly include a bank’s exposure to declines in the economic value of its capital due to changes in interest rates. The exposure of a bank’s economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts.

          Federal bank regulatory agencies possess broad powers to take prompt corrective action as deemed appropriate for an insured depository institution and its holding company, based on the institution’s capital levels.  The extent of these powers depends upon whether the institution in question is considered “well -capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, or “critically undercapitalized”.  Generally, as an institution is deemed to be less well-capitalized, the scope and severity of the agencies’ powers increase, ultimately permitting the agency to appoint a receiver for the institution.  Business activities may also be influenced by an institution’s capital classification.  For instance, only a “well-capitalized” depository institution may accept brokered deposits without prior regulatory approval, and can engage in various expansion activities with prior notice, rather than prior regulatory approval.  However, rapid growth, poor loan portfolio performance or poor earnings performance, or a combination of these factors, could change the capital position of our subsidiary banks in a relatively short period of time. Failure to meet these capital requirements could subject the subsidiary banks to prompt corrective action provisions of the OCC or the FDIC, which may include filing with the appropriate bank regulatory authorities a plan describing the means and a schedule for achieving the minimum capital requirements. In addition, Madison Bank would not be able to receive regulatory approval of any application that required consideration of capital adequacy, such as a branch or merger application, unless it could demonstrate a reasonable plan to meet the capital requirement within an acceptable period of time.

Dividends

          Our ability to pay cash dividends will depend almost entirely upon the amount of dividends that Madison Bank is permitted to pay by statutes or regulations.  Additionally, the Florida Business Corporation Act provides that Madison BancShares may only pay dividends if the dividend payment would not render it insolvent, or unable to meet its obligations as they come due.

          The Florida Department of Banking and Finance limits a bank’s ability to pay dividends.  As a state-chartered bank, Madison Bank is subject to regulatory restrictions on the payment of dividends, including a prohibition of payment of dividends from the banks’ capital under certain circumstances without the prior approval of the Florida Department of Banking and Finance and the FDIC. Except with the prior approval of the Florida Department of Banking and Finance, all dividends of any Florida bank must be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts. In addition, a state-chartered bank in Florida is required to transfer at least 20% of its net income to surplus until their surplus equals the amount of paid-in capital.

Other Laws

          State usury and credit laws limit the amount of interest and various other charges collected or contracted by a bank on loans. Our loans are also subject to federal laws applicable to credit transactions, such as the:

•	Federal Truth-In-Lending Act, which governs disclosures of credit terms to consumer borrowers;

•

Community Reinvestment Act, which requires financial institutions to meet their obligations to provide for the total credit needs of the communities they serve, including investing their assets in loans to low- and moderate-income borrowers;

•

Home Mortgage Disclosure Act requiring financial institutions to provide information to enable public officials to determine whether a financial institution is fulfilling its obligations to meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibitive factors in extending credit;
•

Real Estate Settlement Procedures Act, which requires lenders to disclose certain information regarding the nature and cost of real estate settlements, and prohibits certain lending practices, as well as limits escrow account amounts in real estate transactions;

•	Fair Credit Reporting Act governing the manner in which consumer debts may be collected by collection agencies; and
•	The rules and regulations of various federal agencies charged with the responsibility of implementing such federal laws.

Our operations are also subject to the:

•

The privacy provisions of the Gramm-Leach-Bliley Act of 1999, which requires us to maintain privacy policies intended to safeguard consumer financial information, to disclose these policies to our customers, and allow customers to “opt out” of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions;

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•

Electronic Funds Transfer Act and Regulation E, which govern automatic deposits to, and withdrawals from, deposit accounts and customers’ rights and liabilities arising from the use of debit cards, automated teller machines and other electronic banking services.

Interstate Banking and Branching

          Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, eligible bank holding companies in any state are permitted, with Federal Reserve approval, to acquire banking organizations in any other state. The Interstate Banking and Branching Efficiency Act also removed substantially all of the prohibitions on interstate branching by banks. The authority of a bank to establish and operate branches within a state, however, continues to be subject to applicable state branching laws.  Under current Florida law, Madison Bank is permitted to establish branch offices throughout Florida with the prior approval of either the OCC or the Florida Department of Banking and Finance and the FDIC. In addition, with prior regulatory approval, Madison would be able to acquire existing banking operations in other states.

Financial Modernization

          The Gramm-Leach-Bliley Act of 1999 sought to achieve significant modernization of the federal bank regulatory framework by allowing the consolidation of banking institutions with other types of financial services firms, subject to various restrictions and requirements. In general, the Gramm-Leach-Bliley Act repealed most of the federal statutory barriers which separated commercial banking firms from insurance and securities firms and authorized the consolidation of such firms in a “financial services holding company”.  We have no immediate plans to utilize the structural options created by the Gramm-Leach-Bliley Act, but may develop such plans in the future. In the meantime, we will provide our customers with a broad range of financial products and services, including various insurance products and securities brokerage services, through our wealth management subsidiary and through cooperative arrangements with certain third-party vendors.

          On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”).  The Securities and Exchange Commission (the “SEC”) has promulgated certain regulations pursuant to the Act and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act.  The passage of the Act and the regulations implemented by the SEC subject publicly traded companies to additional and more cumbersome reporting regulations and disclosure.  Compliance with the Act and corresponding regulations may increase our expenses.

Item 2:	Description of Property.

          The following table sets forth information with respect to Madison’s offices as of December 31, 2002.

Facility Location	Status

Headquarters
35388 U.S. Highway 19 North Palm Harbor, Florida 34684	Owned/Leased

Operations Center
34911 U.S. Highway 19 North, Suite 600 Palm Harbor, Florida 34684	Owned

Executive Office
2122 Palm Harbor Boulevard Unit A Palm Harbor, Florida 34683	Leased

Branch Office
503 South Pinellas Avenue Tarpon Springs, Florida 34689	Owned

Branch Office
6709 Ridge Road, Suite 100 Port Richey, Florida 34668	Leased

Branch Office
12975 Walsingham Largo, Florida 33774	Leased

          Our operations center and the Tarpon Springs Branch are wholly-owned.  We own our headquarters building and lease the land. Our monthly rent on the land is $5,329.12.  The rent adjusts in accordance with the consumer price index every third year.  The last adjustment was on March 1, 2001.  The initial term of the lease is twenty-five years commencing on March 1, 1985.  The lease may be extended for five five-year terms.  All of our ownership interests are unencumbered.

          We lease our executive offices and the Port Richey branch.  We leased the Largo branch prior to its sale.  As of December 31, 2002, the rent on the executive offices is $4,060.65 per month.  The lease is for three years with three options to renew for an additional one year each.  The lease would expire on October 31, 2008 if all options were exercised. The rent for the Port Richey branch is $2,829.55 per month.  The rent for that location is adjusted according to the consumer price index annually with a cap of 3%.  The lease has a five-year term with two options to renew for additional five year periods.  The lease would expire on November 30, 2014, if both five-year options were exercised. The rent for the Largo branch was $2,668.95 per month.

Item 3.	Legal Proceedings.

          There are no pending legal proceedings to which Madison is a party or to which any of their properties are subject.

Item 4.	Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2002.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

          On December 27, 2001, Madison BancShares’ stock began trading on The NASDAQ SmallCap Market under the symbol “MDBS”.  As of February 24, 2003, there were 143 registered holders of common stock of the Company and approximately 219 street name holders.  On December 23, 2002, Madison BancShares paid a stock dividend in common stock equal to 5% of the then outstanding shares.  In prior years, on May 15, 2001 and 2000, Madison Bank paid a dividend in common stock equal to 5% of the then outstanding shares of Madison Bank, and on December 20, 2000 paid a dividend in common stock equal to 5% of the then outstanding shares of Madison Bank.  Madison BancShares’ paid a cash dividend equal to $0.06 per share on May 24, 2002 and $0.05 per share on November 15, 2001.

          On February 24, 2003, the closing sales price of Madison BancShares’ common stock was $16.15.   At December 31, 2002, the closing sales price of Madison BancShares’ stock was $15.20.

	Calendar Year

	2002		2001

	Low $	High $	Low $	High $

	(per share)
First Quarter *	9.24	10.71	—	—
Second Quarter *	10.57	15.10	—	—
Third Quarter *	13.57	15.16	8.67	9.81
Fourth Quarter *	13.20	15.50	8.57	9.81

* Adjusted for stock dividends.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans*

Equity compensation plans approved by security holders	188,508	$7.18	79,000
Equity compensation plans not approved by security holders	None	—	—

Total	188,508	$7.18	79,000

*	Excludes securities reflected in first column.

[Intentionally left blank]

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

Selected Financial Data

          The following table presents selected financial data for the years-ended December 31, 2002, 2001, and 2000.  The data should be read in conjunction with Madison’s financial statements, including the related notes, and “Management’s Discussion and Analysis or Plan of Operation.”

	At or for the Year Ended December 31

	2002	2001	2000

	(In thousands, except per share data)
Selected Balance Sheet Data:
Total assets	$194,109	$166,531	$147,101
Cash and cash equivalents	10,890	2,801	2,672
Securities available for sale	23,868	20,882	14,480
Securities held to maturity	—	—	10,525
Loans, net	152,679	137,601	114,113
Deposit accounts	163,395	137,084	133,875
Stockholders’ equity	14,558	12,253	10,939
Selected Operating Data:
Total interest income	12,408	12,147	10,996
Total interest expense	4,657	6,299	5,730
Net interest income	7,751	5,848	5,266
Provision for loan losses	618	428	369
Net interest income after provision for loan losses	7,133	5,420	4,897
Noninterest income	962	715	691
Noninterest expenses	5,334	4,390	4,071
Net earnings	1,715	1,093	952
Per Share Data: *
Basic earnings per share	1.08	0.70	0.61
Diluted earnings per share	1.02	0.67	0.60
Book value per share	9.03	7.81	6.98
Performance Ratios:
Return on average assets (R.O.A.)	0.92%	0.67%	0.68%
Return on average equity (R.O.E.)	12.78	9.11	9.19
Interest-rate spread during the period	3.98	3.20	3.33
Net interest margin	4.35	3.75	3.94
Noninterest expense to average assets	2.86	2.70	2.88
Other Ratios and Data:
Average equity to average assets	7.20	7.37	7.40
Allowance for loan losses as a percentage of total loan outstanding	1.33	1.06	0.84
Net recoveries (charge-offs) as a percent of average loans	(.03)	0.07	(0.20)
Nonperforming loans to total loans	1.75	1.13	N/A
Allowance for loan losses as a percent of nonperforming loans	75.86	103.79	N/A
Nonperforming loans and foreclosed real estate as a percentage of total assets	1.40	0.85	N/A
Total number of full-service banking offices	4	4	4

*	All per share information is presented to reflect the 5 stock dividends declared May 15, 2000, December 20, 2000, May 15, 2001 and December 23, 2002.

Management’s Discussion and Analysis
of Financial Condition or Plan of Operation

General

          Madison Bank is a state-chartered commercial bank incorporated under the laws of the State of Florida. The deposits of Madison Bank are insured by the FDIC.  Madison Bank currently provides a variety of banking services to small and middle-market businesses and individuals through its three banking offices located in Pinellas County, Florida and one banking office in Pasco County, Florida.

          On October 25, 2002, Madison Bank entered into an agreement to sell the deposits at one of the banking offices in Pinellas County which closed in February, 2003.  As of the closing date, total deposits at this office were approximately $11.6 million with a net pretax gain of approximately $200,000 to Madison.

Liquidity and Capital Resources

          A state-chartered commercial bank is required under Florida Law and FDIC regulations to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts subject to certain restrictions.  The reserve may consist of cash-on-hand, demand deposits due from correspondent banks, and other investments and short-term marketable securities.  At December 31, 2002, Madison Bank significantly exceeded its regulatory liquidity requirements.

          Our primary source of funds during the year-ended December 31, 2002 was from:

•	An increase in deposits of $26.3 million, which were used primarily to originate net loans of $15.8 million and purchase securities available for sale of $12.1 million; and
•	The principal repayment of securities of $7.6 million and the sale of securities of $2.0 million;

          At December 31, 2002, outstanding commitments to originate loans totaled $4.9 million and commitments to borrowers for available lines of credit and construction loans totaled $16.7 million.

          Our primary source of funds during the year-ended December 31, 2001, was from:

•	The sale of securities and principal repayments of $13.9 million;
•	Proceeds from Federal Home Loan Bank advances of $12.0 million; and
•	An increase in deposits of $3.2 million, which were used primarily to originate net loans of $25.6 million and purchase securities available for sale of $9.3 million.

          At December 31, 2001, outstanding commitments to originate loans totaled $3.0 million and commitments to borrowers for available lines of credit and construction loans totaled $10.9 million.

Credit Risk

          Our primary business includes making commercial loans, primarily secured by commercial real estate, and to a lesser extent single family residential loans and consumer loans. That activity entails potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond our control.  While underwriting guidelines and credit review procedures have been instituted to protect us from avoidable credit losses, some losses will inevitably occur. At December 31, 2002, we had $2.7 million in nonperforming loans and no foreclosed real estate.

          The following table presents information on our total allowance for loan losses, as well as the allocation of such amounts to the various categories of loans (dollars in thousands):

	At December 31,

	2002		2001

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans

Commercial real estate	$1,922	81.5%	$1,369	79.8%
Commercial	87	5.8	70	5.0
Residential real estate	17	8.9	17	12.0
Equity lines of credit and second mortgages	2	1.7	2	1.7
Consumer	30	2.1	19	1.5

	$2,058	100.0%	$1,477	100.0%

          The following table sets forth information with respect to the activity of our allowance for loan losses (dollars in thousands):

	Year Ended December 31,

	2002	2001

Average loans outstanding	$147,629	$126,151

Allowance at beginning of period	1,477	966
Charge-offs:
Commercial	(21)	—
Residential real estate	—	—
Consumer	(32)	—

Total loans charged-off	(53)	—
Recoveries	16	83

Net (charge-offs) recoveries	(37)	83
Provision for loan losses charged to operating expenses	618	428

Allowance at end of period	$2,058	$1,477

Net recoveries (charge-offs) to average loans outstanding	(.03% )	.07%

Allowance as percent of total loans	1.33%	1.06%

Allowance as percent of nonperforming loans	75.9%	103.79%

Total loans at end of period	$155,036	$139,394

Nonperforming Assets

          All loans past due 90 days are placed on non-accrual status, unless the loan is both well collateralized and in the process of collection.  Cash payments received while a loan is classified as non-accrual are recorded as a reduction of principal as long as doubt exists as to collection.

          At December 31, 2002 and 2001 respectively, we had $2.7 million and $1.5 million in nonaccruing loans.

Loan Portfolio Composition

          Our commercial real estate loans comprise the largest group of loans in our loan portfolio.  Commercial real estate loans amounted to $126.3 million or 81.5% of the total loan portfolio as of December 31, 2002.

          Residential real estate loans comprise the second largest group of loans in our portfolio amounting to $13.8 million, or 8.9% of the total loan portfolio as of December 31, 2002.  Commercial loans consist of $8.9 million or 5.8% of the total loan portfolio.

          The following table sets forth the composition of our loan portfolio (dollars in thousands):

	At December 31,

	2002		2001

	Amount	% of Total	Amount	% of Total

Commercial real estate	$126,346	81.5%	$111,295	79.8%
Commercial	8,944	5.8	7,011	5.0
Residential real estate	13,838	8.9	16,643	12.0
Equity lines of credit and second mortgage	2,713	1.7	2,396	1.7
Consumer	3,195	2.1	2,049	1.5

Subtotal	155,036	100.0%	139,394	100.0%

Subtract:
Net deferred loan fees	(299)		(316)
Allowance for loan losses	(2,058)		(1,477)

Loans, net	$152,679		$137,601

Securities

          According to Financial Accounting Standards No. 115, a securities portfolio is categorized as “held to maturity,” “available for sale” or “trading.”  Securities held to maturity represent those securities which we intend and have the ability to hold to maturity and are carried at amortized cost.  Securities available for sale represent those securities which may be sold for various reasons including changes in interest rates and liquidity considerations.  These securities are reported at fair market value with unrealized gains and losses being reported as a separate component of stockholders equity.  Trading securities are held primarily for resale and are recorded at their fair values.  Unrealized gains or losses on trading securities are included immediately in earnings.  We do not maintain a trading securities portfolio.

          During the year ended December 31, 2001, we sold $9.0 million of securities from the held to maturity category.  As required by Statement of Financial Accounting Standards No. 115 – Accounting For Certain Investments in Debt and Equity Securities, all securities classified as held to maturity totaling $10.6 million were transferred to the available for sale category.   All securities purchased through December 31, 2002 have been classified as available for sale.

          Securities Portfolio.  The following table sets forth the carrying value of our securities portfolio (dollars in thousands):

	At December 31,

	2002	2001

Securities Available for Sale:
U.S. Government agency mortgage-backed securities	$16,254	$19,350
U.S. Government agency securities	922	—
Other securities	6,692	1,532

Total	$23,868	$20,882

          Investment Maturities.  The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio as follows (dollars in thousands):

	One Year or Less		After One Year to Five Years		After Five Years		Total

	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield

Securities Available for Sale:
December 31, 2002:
U.S. Government agency mortgage-backed securities	$—	—%	$1,568	4.84%	$14,686	3.73%	$16,254	3.80%
U.S. Government agency securities	—	—	—	—	922	1.71	922	1.71
Other securities	3,062	3.50	2,496	5.92	1,134	5.62	6,692	4.76

Total	$3,062	3.50%	$4,064	5.32%	$16,742	3.75%	$23,868	3.99%

December 31, 2001:
U.S. Government mortgage-backed securities	$98	5.42%	$12,498	4.94%	$6,754	4.84%	$19,350	4.90%
Other securities	—	—	—	—	1,532	6.46	1,532	6.46

Total	$98	5.42%	$12,498	4.94%	$8,286	5.14%	$20,882	5.01%

          For purposes of the maturity table, mortgage-backed securities and related instruments, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral.  These securities may prepay earlier than their weighted-average contractual maturities because of principal prepayments.

Regulatory Capital Requirements

          Under FDIC regulations, Madison Bank is required to meet certain minimum regulatory capital requirements.  This is not a valuation allowance and has not been created by charges against earnings.  It represents a restriction on stockholders’ equity.

          Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and percentages (set forth in the table below) of regulatory capital (as defined in the regulations).  As of December 31, 2002, we met all capital adequacy requirements to which we are subject at the holding company ($ in thousands).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	%	Amount	%	Amount	%

As of December 31, 2002:
Total capital (to Risk-Weighted Assets):
Consolidated	$16,371	9.79%	$13,364	8.00%	N/A	N/A
Bank	18,207	10.89	13,794	8.00	$17,243	10.00%
Tier I Capital (to Risk-Weighted Assets):
Consolidated	14,313	8.56	5,989	4.00	N/A	N/A
Bank	16,149	9.66	6,687	4.00	10,030	6.00
Tier I Capital (to Average Assets):
Consolidated	14,313	7.28	7,865	4.00	N/A	N/A
Bank	16,149	8.23	7,849	4.00	9,811	5.00
As of December 31, 2001:
Total capital (to Risk-Weighted Assets):
Consolidated	13,789	9.74	11,326	8.00	N/A	N/A
Bank	14,715	10.39	11,330	8.00	14,163	10.00
Tier I Capital (to Risk-Weighted Assets):
Consolidated	12,313	8.69	5,668	4.00	N/A	N/A
Bank	13,238	9.35	5,663	4.00	8,495	6.00
Tier I Capital (to Average Assets):
Consolidated	12,313	7.24	6,803	4.00	N/A	N/A
Bank	13,238	7.79	6,797	4.00	8,497	5.00

Market Risk

          Market risk is the risk of loss from adverse changes in market prices and rates.  We do not engage in trading or hedging activities and does not invest in interest-rate derivatives or enter into interest rate swaps.  Our market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities.  To that end, we actively monitor and manage our interest-rate risk exposure.  The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 15 of Notes to the Consolidated Financial Statements.

          Our primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on our net interest income and capital, while adjusting our asset-liability structure to obtain the maximum yield-cost spread on that structure.  We rely primarily on our asset-liability structure to control interest rate risk.  However, a sudden and substantial increase in interest rates may adversely impact our earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

          We use modeling techniques to simulate changes in net interest income under various rate scenarios.  Important elements of these techniques include the mix of floating versus fixed rate assets and liabilities, and the scheduled, as well as expected, repricing and maturing volumes and rates of the existing balance sheet.

Asset and Liability Structure

          As part of our asset and liability management, emphasis has been placed on establishing and implementing internal asset-liability decision processes, as well as communications and control procedures to aid in managing our earnings.  We believe that these processes and procedures provide us with better capital planning, asset mix and volume controls, loan-pricing guidelines, and deposit interest-rate guidelines which should result in tighter controls and less exposure to interest-rate risk.

          The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity “gap.”  An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.  The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period.  The gap ratio is computed as rate sensitive assets/rate sensitive liabilities.  A gap ratio of 1.0% represents perfect matching.  A gap is considered positive when the amount of interest-rate sensitive assets exceeds interest-rate sensitive liabilities.  A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets.  During a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income.  During a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would adversely affect net interest income.

          In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on the results of operations, We continue to monitor asset and liability management policies to better match the maturities and repricing terms of its interest-earning assets and interest-bearing liabilities.  Such policies have consisted primarily of:

•	Emphasizing the origination of adjustable-rate loans;
•	Maintaining a stable core deposit base; and
•	Maintaining a significant portion of liquid assets (cash and short-term securities).

          At December 31, 2002, our cumulative positive gap at the one year measurement period was $6.0 million.  This positive gap reflects our large deposit base of savings, NOW and money market deposits that totaled $68.3 million for the period ended. Much of the industry moves one-half of these deposits to the longest term repricing maturity. In accordance with this practice, management has classified one-half of our deposits as long-term.  Our strategy is to continue to build this portion of the deposit portfolio as these deposits are considered core deposits, and more importantly, have limited rate sensitivity in an increasing rate environment while they are a less costly source of traditional funding.

          The following table sets forth certain information regarding our interest-earning assets and interest-bearing liabilities at December 31, 2002, that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

	Three Months	More Than Three Months to Six Months	More Than Six Months to One Year	More Than| One Year to Five Years	More Than Five Years to Ten Years	Over Ten Years	Total

Loans (1)	$48,681	$7,771	$14,672	$76,300	$6,256	$1,356	$155,036
Securities available for sale (2)	10,358	400	1,208	4,070	1,651	6,181	23,868
Other securities (3)	7,668	—	—	—	—	759	8,427

Total rate-sensitive assets	$66,707	$8,171	$15,880	$80,370	$7,907	$8,296	$187,331

Deposit accounts (4):
Savings, NOW and money-market deposits	$34,167	—	—	—	—	$34,167	$68,334
Time deposits	14,428	7,993	25,011	24,083	7,775	—	79,290
Federal Home Loan Bank advances	—	—	—	5,000	5,000	—	10,000
Other borrowings	3,164	—	—	—	—	—	3,164

Total rate-sensitive liabilities	51,759	7,993	25,011	29,083	12,775	34,167	160,788

GAP repricing differences	$14,948	$178	$(9,131)	$51,287	$(4,868)	$(25,871)	$26,543

Cumulative GAP	$14,948	$15,126	$5,995	$57,282	$52,414	$26,543

Cumulative GAP/total assets	7.7%	7.8%	3.1%	29.5%	27.0%	13.7%

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
(4)

Half of the savings, NOW and money-market deposits are regarded as ready accessible withdrawable accounts, while the other half is considered core deposits and moved to the longest term reprice maturity.  Time deposits are scheduled through the maturity dates.

          The following table reflects the contractual principal repayments by period of our loan portfolio at December 31, 2002 (dollars in thousands):

	Commercial Real Estate	Commercial	Residential Real Estate	Equity Lines of Credit and Second Mortgage	Consumer	Total

Due within one year	$6,771	$1,554	$127	$78	$1,039	$9,569
Due after one through five years	31,760	1,984	914	2,010	1,811	38,479
Due after five years	87,815	5,406	12,797	625	345	106,988

Total	$126,346	$8,944	$13,838	$2,713	$3,195	$155,036

          At December 31, 2002, of the $145.5 million of loans due after one year, 8.6% of such loans have fixed rates of interest and 91.4% have adjustable rates.

          Scheduled contractual principal repayments of loans do not reflect the actual life of such assets.  The average life of loans is substantially less than their average contractual terms due to prepayments.  In addition, due-on-sale clauses on loans generally give us the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid.  The average life of loans tends to increase, however, when current loan rates are substantially higher than rates on existing loans and, conversely, decrease when rates on existing loans are substantially higher than current loan rates.

          Origination, Sale and Repayment of Loans.  We generally originate loans located in our primary geographical lending area in Pinellas and Pasco Counties, Florida.  Our loan originations are attributable to depositors, stockholders, other existing customers, and advertising.  Our residential mortgage loans generally are originated in compliance with documentation and underwriting standards which permit their sale to investors in the secondary market.

          The following table sets forth total loans originated, sold and repaid (dollars in thousands):

	Year Ended December 31,

	2002	2001

Originations:
Commercial real estate	$57,669	$47,605
Commercial	9,292	5,957
Residential real estate	2,084	859
Equity lines of credit and second mortgage	1,834	1,668
Consumer	838	2,371

Total loans originated	71,717	58,460
Less:
Principal reductions	(49,967)	(42,561)
Loans sold, primarily participations	(6,108)	(5,422)

Increase in total loans	$15,642	$10,477

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

          Deposits.  Deposits are attracted principally from our primary geographic market area, Pinellas and Pasco Counties, Florida.  A broad selection of deposit instruments including demand deposit accounts, NOW accounts, regular savings accounts, term certificate accounts and retirement savings plans (such as IRA accounts) are offered.  Certificate of deposit rates and maturities are established to match the rates and maturities of earning assets.  Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate.  Commercial banking relationships have been emphasized in an effort to increase demand deposits as a percentage of total deposits.  Deposit interest rates are set weekly by management based on a review of our funding needs, deposit flows for the previous week, a survey of rates among competitors and other financial institutions in Florida.

          At December 31, 2002, we had $6.3 million in certificates of deposits which have a weighted interest rate of 9.59%.  These certificates of deposit were originated in 1988 and have up to six years remaining on their term.  Madison no longer offers certificate of deposit product with extended maturities.

          The following table shows the distribution of, and certain other information relating to, our deposit accounts by type (dollars in thousands):

	At December 31,

	2002		2001

	Amount	% of Deposits	Amount	% of Deposits

Noninterest-bearing demand deposits	$15,771	9.7%	$11,164	8.1%
Savings, NOW and money-market deposits	68,334	41.8	53,727	39.2

Subtotal	84,105	51.5	64,891	47.3
Time deposits:
0% - 2.99%	32,805	20.1	2,496	1.8
3.00% - 3.99%	25,026	15.3	12,141	8.9
4.00% - 4.99%	12,395	7.6	14,230	10.4
5.00% - 5.99%	1,180	0.7	19,938	14.5
6.00% - 6.99%	1,128	0.7	15,983	11.7
7.00% - 7.99%	118	—	1,197	0.9
8.00% - 8.99%	318	0.2	315	0.2
9.00% - 9.99%	5,350	3.3	5,013	3.7
10.00% - 10.99%	970	0.6	880	0.6

Total certificates of deposit	79,290	48.5	72,193	52.7

Total deposits (*)	$163,395	100.0%	$137,084	100.0%

(*)          The deposit portfolio does not contain a concentration from any one depositor or related group of depositors.

          Jumbo certificates ($100,000 and over) mature as follows (dollars in thousands):

	At December 31,

	2002	2001

Due three months or less	$442	$6,203
Due over three months to six months	416	1,274
Due over six months to one year	3,315	4,770
Due over one year	22,789	4,419

Total	$26,962	$16,666

          The following table sets forth the net deposit flows of Madison during the periods indicated (dollars in thousands):

	Year Ended December 31,

	2002	2001

Net increase (decrease) before interest credited	$22,606	$(2,247)
Net interest credited	3,705	5,456

Net deposit increase	$26,311	$3,209

Results of Operations

          The following table sets forth, for the periods indicated, information regarding:

•	The total dollar amount of interest and dividend income of Madison from interest-earning assets and the resultant average yields;

•	The total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost;

•	Net interest income;

•	Interest-rate spread;

•	Net interest margin; and

•	Average balances are based on average daily balances.

	Year Ended December 31,

	2002			2001

	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$147,629	$11,156	7.56%	$126,151	$10,743	8.51%
Securities	25,991	1,156	4.45	21,888	1,073	4.90
Other interest-earning assets (2)	4,496	96	2.14	7,892	331	4.19

Total interest-earning assets	178,116	12,408	6.97	155,931	12,147	7.79

Noninterest-earning assets	8,313			6,777

Noninterest-earning assets	$186,429			$162,708

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	61,545	885	1.44	49,159	1,192	2.42
Time deposits	80,189	3,227	4.02	78,953	4,706	5.96
Federal Home Loan Bank advances and other borrowings	13,896	545	3.92	9,057	401	4.43

Total interest-bearing liabilities	155,630	4,657	2.99	137,169	6,299	4.59

Noninterest-bearing demand deposits	14,414			12,388
Noninterest-bearing liabilities	2,966			1,154
Stockholders’ equity	13,419			11,997

Total liabilities and stockholders’ equity	$186,429			$162,708

Net interest income		$7,751			$5,848

Interest-rate spread (3)			3.98%			3.20%

Net interest margin (4)			4.35%			3.75%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.14			1.14

(1)	Includes loans on nonaccrual status.
(2)	Includes interest-bearing deposits with banks, federal funds sold and Federal Home Loan Bank stock.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

Rate/Volume Analysis

          The following table sets forth certain information regarding changes in interest income and interest expense of Madison for the period indicated.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

•	Changes in rate (change in rate multiplied by prior volume);
•	Changes in volume (change in volume multiplied by prior rate); and
•	Changes in rate-volume (change in rate multiplied by change in volume), (in thousands).

	Year Ended December 31, Increase (Decrease) Due to

	Rate	Volume	Rate/ Volume	Total

Interest-earning assets:
Loans	$(1,210)	$1,829	$(206)	$413
Securities	(99)	201	(19)	83
Other interest-earning assets	(163)	(142)	70	(235)

Total	$(1,472)	$1,888	$(155)	$261

Interest-bearing liabilities:
Deposits:
Savings, NOW and money-market deposits	(485)	300	(122)	(307)
Time deposits	(1,529)	74	(24)	(1,479)
Federal Home Loan Bank advances and other borrowings	(45)	214	(25)	144

Total	(2,059)	588	(171)	(1,642)

Net change in net interest income	$587	$1,300	$16	$1,903

Comparison of Years Ended December 31, 2002 and 2001

          General.  Net earnings for the year ended December 31, 2002, was $1,715,000 or $1.08 per basic earnings per share ($1.02 per diluted earnings per share) compared to net earnings of $1,093,000 or $.70 per basic ($.67 per diluted earnings per share) for the year ended December 31, 2001.  The increase in net earnings is primarily due to an increase in net interest income and non-interest income which was partially offset by an increase in the provision for loan losses that was needed to support loan growth, an increase in noninterest expenses and an increase in the provision for income taxes.

          Interest Income and Expense.  Interest income increased by $261,000 from $12.1 million for the year ended December 31, 2001 to $12.4 million for the year ended December 31, 2002.  Interest income on loans increased $413,000 due an increase in the average loan portfolio balance of $21.5 million which was partially offset by a decrease in the weighted yield in 2002 to 7.56% from 8.51% in 2001.  Interest on securities increased $83,000 due to an increase in the average securities balance from $21.9 million in 2001 to $26.0 million in 2002, which was partially offset by a decrease in the weighted-average yield in 2002 to 4.45% from 4.90% in 2001.  Interest on other interest-earning assets decreased $235,000 primarily due to a decrease from $7.9 million in average other interest-earning assets in 2001 to $4.5 million in 2002, and a decrease in the weighted yield earned.

          Interest expense decreased $1.6 million in 2002 compared to 2001.  Interest expense on deposits decreased $1.8 million due to a decrease in the rate paid on deposit accounts from 4.60% in 2001 to 2.90% in 2002, partially offset by an increase in the average balance of interest-bearing deposits in 2002 compared to 2001 of $13.6 million.  Interest expense on other borrowings increased $144,000 primarily due to an increase in the average balance of other borrowings from $9.1 million in 2001 to $13.9 million in 2002, partially offset by a decrease in the average rate paid on other borrowings.

          Provision for Loan Losses.  The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by Madison, industry standards, the amounts of nonperforming loans, general economic conditions, particularly as they relate to Madison’s market areas, and other factors related to the collectibility of the loan portfolio.  There was a $618,000 provision recorded for the year ended December 31, 2002, compared to $428,000 in 2001.  At December 31, 2002, the allowance for loan losses was $2.1 million.  While management believes that its allowance for loan losses is adequate as of December 31, 2002, future adjustments to Madison Bank’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

          Noninterest Income.  Noninterest income increased from $715,000 in 2001 to $962,000 in 2002 primarily due to increased service charges on deposit accounts in 2002 compared to 2001 due to our continued emphasis on obtaining customer transaction accounts and related fee income and a $78,000 gain recognized in sale of foreclosed real estate.

          Noninterest Expense.  Total noninterest expense increased to $5.3 million for the year ended December 31, 2002, compared to $4.4 million in 2001. Employee compensation and benefits increased $688,000 and our occupancy and equipment increased $105,000 due to the opening of one new office in the fourth quarter of 2001.

          Income Taxes.  The income tax provision for the year ended December 31, 2002, was $1,046,000 or 37.9% of earnings before income taxes compared to $652,000 or 37.4% for the year ended December 31, 2001.

Impact of Inflation and Changing Prices

          The financial statements and related data presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of Madison are monetary in nature. As a result, interest rates have a more significant impact on Madison’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

Item 7.	Financial Statements

MADISON BANCSHARES, INC. AND SUBSIDIARY

          All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related Notes.

Independent Auditors’ Report

The Board of Directors
Madison BancShares, Inc.
Palm Harbor, Florida:

          We have audited the accompanying consolidated balance sheets of Madison BancShares, Inc. and Subsidiary  (the “Company”) at December 31, 2002 and 2001 and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ HACKER, JOHNSON & SMITH P.A.

Tampa, Florida January 31, 2003

MADISON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	At December 31,

	2002	2001

Assets
Cash and due from banks	$3,222	2,440
Interest-bearing deposits with banks	2,965	33
Federal funds sold	4,703	328

Cash and cash equivalents	10,890	2,801
Securities available for sale	23,868	20,882
Loans, net of allowance for loan losses of $2,058 in 2002 and $1,477 in 2001	152,679	137,601
Accrued interest receivable	706	712
Premises and equipment, net	3,960	2,888
Federal Home Loan Bank of Atlanta stock, at cost	759	618
Deferred tax asset	332	250
Other assets	915	779

	$194,109	166,531

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	15,771	11,164
Savings, NOW and money-market deposits	68,334	53,727
Time deposits	79,290	72,193

Total deposits	163,395	137,084
Federal Home Loan Bank advances	10,000	12,200
Other borrowings	3,164	1,801
Official checks	1,859	1,736
Accrued expenses and other liabilities	1,133	1,457

Total liabilities	179,551	154,278

Commitments (Notes 1, 5 and 15)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 4,000,000 shares; issued and outstanding 1,613,028 and 1,493,971 in 2002 and 2001	16	15
Additional paid-in capital	14,148	12,653
Retained earnings (accumulated deficit)	149	(355)
Accumulated other comprehensive income (loss)	245	(60)

Total stockholders’ equity	14,558	12,253

	$194,109	166,531

See Accompanying Notes to Consolidated Financial Statements.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Earnings
(Dollars in thousands, except per share amounts)

	Year Ended December 31,

	2002	2001

Interest income:
Loans	$11,156	10,743
Securities available for sale	1,156	630
Securities held to maturity	—	443
Other interest-earning assets	96	331

Total interest income	12,408	12,147

Interest expense:
Deposits	4,112	5,898
Borrowed funds	545	401

Total interest expense	4,657	6,299

Net interest income	7,751	5,848
Provision for loan losses	618	428

Net interest income after provision for loan losses	7,133	5,420

Noninterest income:
Service charges on deposit accounts	561	470
Other service charges and fees	182	158
Gain on sale of securities	4	14
Other	215	73

Total noninterest income	962	715

Noninterest expenses:
Employee compensation and benefits	3,035	2,347
Occupancy and equipment	756	651
Data processing expense	266	258
Professional fees	149	175
Advertising	125	108
Stationary and supplies	111	102
Federal deposit insurance premium	26	25
Other expense	866	724

Total noninterest expenses	5,334	4,390

Earnings before income taxes	2,761	1,745
Income taxes	1,046	652

Net earnings	$1,715	1,093

Earnings per share:
Basic earnings per share	$1.08	.70

Diluted earnings per share	$1.02	.67

See Accompanying Notes to Consolidated Financial Statements.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2002 and 2001
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Compre- hensive Income (Loss)	Total

Balance at December 31, 2000	$14	12,032	(770)	(337)	10,939

Comprehensive income:
Net earnings	—	—	1,093	—	1,093
Net change in unrealized loss on securities available for sale, net of tax	—	—	—	277	277

Comprehensive income					1,370

Exercise of common stock options (2,315 shares)	—	19	—	—	19
Stock dividends (70,960 shares)	1	602	(603)	—	—
Cash dividends	—	—	(75)	—	(75)

Balance at December 31, 2001	15	12,653	(355)	(60)	12,253

Comprehensive income:
Net earnings	—	—	1,715	—	1,715
Net change in unrealized loss on securities available for sale, net of tax	—	—	—	305	305

Comprehensive income					2,020

Sale of common stock (20,353 shares)	—	250	—	—	250
Exercise of common stock options (22,110 shares), including an income tax benefit of $18	—	126	—	—	126
Stock dividends (76,594 shares)	1	1,119	(1,120)	—	—
Cash dividends	—	—	(91)	—	(91)

Balance at December 31, 2002	$16	14,148	149	245	14,558

See Accompanying Notes to Consolidated Financial Statements.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,

	2002	2001

Cash flows from operating activities:
Net earnings	$1,715	1,093
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	618	428
Depreciation and amortization	375	362
Credit for deferred income taxes	(265)	(299)
Amortization of discounts and premiums on securities and deferred loans fees, net	37	(58)
Decrease in accrued interest receivable	6	139
(Increase) decrease in other assets	(136)	44
(Decrease) increase in official checks, accrued expenses and other liabilities	(201)	1,156
Gain on sale of securities	(4)	(14)
Gain on sale of loans	—	(6)
Gain on sale of foreclosed real estate	(78)	—

Net cash provided by operating activities	2,067	2,845

Cash flows used in investing activities:
Net increase in loans	(15,756)	(25,594)
Proceeds from sale of loans	—	1,651
Purchase of securities available for sale	(12,119)	(9,258)
Net proceeds from sales of securities	2,004	11,418
Securities available for sale principal repayments	7,567	2,490
Securities held to maturity principle repayments	—	26
Purchase of Federal Home Loan Bank stock	(141)	(135)
Purchase of premises and equipment, net	(1,447)	(218)
Proceeds from sale of foreclosed real estate	155	—

Net cash used in investing activities	(19,737)	(19,620)

Cash flows from financing activities:
Net increase in deposits	26,311	3,209
Net (decrease) increase in Federal Home Loan Bank advances	(2,200)	11,950
Net proceeds from other borrowings	1,363	1,801
Net proceeds from issuance of common stock	376	19
Cash dividends paid	(91)	(75)

Net cash provided by financing activities	25,759	16,904

Net increase in cash and cash equivalents	8,089	129
Cash and cash equivalents at beginning of year	2,801	2,672

Cash and cash equivalents at end of year	$10,890	2,801

Supplemental disclosures of cash flow information:
Interest paid	$4,721	6,349

Income taxes paid	$1,363	766

Noncash transactions:
Transfer of securities held to maturity to securities available for sale	$—	10,564

Loans reclassified to foreclosed real estate	$1,537	—

Foreclosed real estate transferred to loans in connection with sale of foreclosed real estate	$1,460	—

Accumulated other comprehensive income, change in unrealized loss on securities available for sale	$305	277

Stock dividends	$1,120	603

See Accompanying Notes to Consolidated Financial Statements.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2002 and 2001

(1) Summary of Significant Accounting Policies

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

On October 25, 2002, the Company entered into an agreement to sell the deposits at one of the banking offices in Pinellas County which is expected to close in February 2003.  Total deposits at this office is approximately $11.6 million and the Company expects to realize a net pretax gain of approximately $200,000.  The office will close effective with the closing of this transaction.

Basis of Presentation.  The accompanying consolidated financial statements include the accounts of the Holding Company and the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Bank is required by law or regulation to maintain cash reserves with the Federal Reserve Bank or in accounts with other banks.  The reserve requirements at December 31, 2002 and 2001 were approximately $834,000 and $538,000, respectively.

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

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

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

Stock Compensation Plans. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (collectively “SFAS No. 123”) encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock.  Stock options issued under the Company’s stock option plans have no intrinsic value at the grant date, and under APB No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB No. 25 and, as a result, has provided proforma disclosures of net earnings, earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

Off-Balance-Sheet Financial Instruments.  In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded.

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Fair Values of Financial Instruments.  The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.  The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

Cash and Cash Equivalents. The carrying amounts of cash and cash equivalents approximates their fair value.

Securities.  Fair values for securities available for sale are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.  The carrying value of Federal Home Loan Bank stock approximates fair value.

Loans.  For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values.  Fair values for fixed-rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Accrued Interest. The carrying amount approximates fair value.

Deposit Liabilities.  The fair values disclosed for demand, savings, NOW and money-market deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts).  Fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregate expected monthly maturities of time deposits.

Federal Home Loan Bank Advances and Other Borrowings.  Fair values for Federal Home Loan Bank advances and other borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered on borrowings with similar terms and maturities.

Off-Balance-Sheet Instruments. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Earnings Per Share.  Basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding.  Diluted earnings per share is computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method.  All per share amounts reflect the 5% stock dividends declared on December 23, 2002 and May 15, 2001.

Comprehensive Income.  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net earnings.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net earnings, are components of comprehensive income.  The components of other comprehensive income and related tax effects are as follows (in thousands):

	Year Ended December 31,

	2002	2001

Unrealized holding gains on available-for-sale securities	$492	462
Reclassification adjustment for gains realized in earnings	(4)	(14)

Net unrealized gains	488	448
Income taxes	(183)	(171)

Net amount	$305	277

Recent Pronouncements.  In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”), which expands previously issued accounting guidance and disclosure requirements for certain guarantees.  FIN 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002.  The adoption of FIN 45 is not expected to materially affect the consolidated financial statements.

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2)	Securities Available for Sale
Securities have been classified according to management’s intent. The carrying amounts of securities and their approximate fair values were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available for Sale:
At December 31, 2002:
U. S. Government agency mortgage-backed securities	$15,933	337	(16)	16,254
U.S. Government agency securities	919	3	—	922
Other securities	6,624	68	—	6,692

	$23,476	408	(16)	23,868

At December 31, 2001:
U. S. Government agency mortgage-backed securities	19,516	50	(216)	19,350
Other securities	1,462	109	(39)	1,532

	$20,978	159	(255)	20,882

The scheduled maturities of securities available for sale at December 31, 2002 were as follows (in thousands):

	Amortized Cost	Fair Value

Due in one year	$3,062	3,062
Due from one to five years	3,977	4,064
Due from five to ten years	3,419	3,474
Due after ten years	13,018	13,268

	$23,476	23,868

For purposes of the maturity table, U.S. Government agency mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral.  These securities may prepay earlier than their weighted-average contractual maturities because of principal prepayments.

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2)	Securities Available for Sale, Continued

During the year ended December 31, 2001, the Company sold $9.0 million of securities from the held to maturity category.  As required by Statement of Financial Accounting Standards No. 115 – Accounting For Certain Investments in Debt and Equity Securities, all securities classified as held to maturity totaling $10.6 million were transferred to the available for sale category.  Furthermore, the Company’s management has classified all securities purchased through December 31, 2002 as available for sale.

Security sales transactions during 2002 and 2001 are summarized as follows (in thousands):

	Year Ended December 31,

	2002	2001

Principal received from sales	$2,004	11,418

Gross gains	4	201
Gross losses	—	(187)

Net gain	$4	14

(3)	Loans, Net
The components of loans were as follows (in thousands):

	At December 31,

	2002	2001

Commercial real estate	$126,346	111,295
Commercial	8,944	7,011
Residential real estate	13,838	16,643
Equity lines of credit and second mortgage	2,713	2,396
Consumer	3,195	2,049

Subtotal	155,036	139,394
Net deferred loan fees	(299)	(316)
Allowance for loan losses	(2,058)	(1,477)

Loans, net	$152,679	137,601

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)	Loans, Net, Continued
An analysis of the change in the allowance for loan losses is as follows (in thousands):

	Year Ended December 31,

	2002	2001

Balance at beginning of year	$1,477	966
Provision charged to operations	618	428
Charge-offs	(53)	—
Recoveries	16	83

Balance at end of year	$2,058	1,477

The following summarizes the amount of impaired loans at December 31, 2002 and 2001, all of which are collateral dependent (in thousands):

	At December 31,

	2002	2001

Loans identified as impaired:
Gross loans with no related allowance for losses	$—	—
Gross loans with related allowance for losses recorded	2,706	1,423
Less: Allowances on these loans	270	142

Net investment in impaired loans	$2,436	1,281

The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

	Year Ended December 31,

	2002	2001

Average investment in impaired loans	$2,294	234

Interest income recognized on impaired loans	$21	—

Interest income received on impaired loans	$21	—

Nonaccrual and past due loans were as follows (in thousands):

	At December 31,

	2002	2001

Nonaccrual loans	$2,713	1,473
Past due ninety days or more, but still accruing	—	—

	$2,713	1,473

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(4)	Loan Servicing
Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans are summarized as follows (in thousands):

	At December 31,

	2002	2001

Mortgage loan portfolios serviced for:
FHLMC	$1,049	1,355
FNMA	350	527
Other investors	3,847	7,334

	$5,246	9,216

Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $7,000 and $8,000 at December 31, 2002 and 2001, respectively.

(5)	Premises and Equipment, Net
Components of premises and equipment were as follows (in thousands):

	At December 31,

	2002	2001

Land and land improvements	$894	802
Buildings	2,592	1,570
Leasehold improvements	182	155
Furniture and equipment	2,190	1,900
Construction in progress	11	2

Total, at cost	5,869	4,429
Less accumulated depreciation and amortization	(1,909)	(1,541)

Premises and equipment, net	$3,960	2,888

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(5)	Premises and Equipment, Net, Continued

The Company is obligated under various operating lease agreements for office facilities.  The operating lease agreements contain escalation clauses and increases in proportionate operating costs of the facilities and provide for annual adjustments to the previous year’s rental. Rent expense for the years ended December 31, 2002 and 2001 was approximately $134,000 and $124,000, respectively.  The Company also leases office space to third parties.  Rental income under operating leases was approximately $39,000 and $51,000 during the years ended December 31, 2002 and 2001, respectively. The future minimum lease payments and estimated future rentals at December 31, 2002 on these leases are approximately as follows (in thousands):

Year Ending December 31:	Operating Lease Expense	Operating Lease Income

2003	$138	64
2004	135	64
2005	98	64
2006	60	61
2007	60	61
Thereafter	94	138

	$585	452

(6)	Deposits
The aggregate amount of short-term jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $27.0 million and $16.7 million at December 31, 2002 and 2001, respectively.

The scheduled maturities of time deposits at December 31, 2002 is as follows (in thousands):

Year Ending December 31,	Amount

2003	$47,432
2004-2005	24,083
2006-2007	1,733
Thereafter	6,042

$79,290

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(7)	Benefit Agreement

The Company has a Salary Continuation Agreement  (the “Agreement”) with the President and Chief Executive Officer of the Bank which requires the Company to provide salary continuation benefits to him upon retirement.  The Agreement requires the Company to pay monthly benefits, as calculated in the Agreement, for twenty years following his normal retirement age. The Agreement also provides for salary continuation in the event of a change in control of the Company and for early voluntary termination by the officer, based on a sixteen-year vesting schedule. The Company is accruing the present value of the future benefits over the term of the Agreement. The Company has purchased a life insurance policy on the officer which although not formally linked, has future cash value that exceeds the estimated future benefit.  The Company expensed approximately $22,000 and $59,000, respectively, net of the increase in the cash surrender value of the life insurance policy, under this Agreement in 2002 and 2001.

(8)	Federal Home Loan Bank Advances

Federal Home Loan Bank of Atlanta (“FHLB”) advances, which are collateralized by a blanket floating lien on 1-4 family mortgage loans of approximately $10.5 million and specific commercial real estate loans of approximately $10.5 million, are as follows (in thousands):

		At December 31,

Maturing in the Year Ending	Weighted-Average Interest Rate	2002	2001

Daily	Variable	$—	2,200
2006	4.79%	5,000	5,000
2011	4.03%	5,000	5,000

		$10,000	12,200

Both fixed rate FHLB advances have call options.

(9)	Other Borrowings
Other borrowings are summarized as follows (in thousands):

	At December 31,

	2002	2001

Customer repurchase agreements	$1,258	795
Line of credit	1,906	1,006

Total other borrowings	$3,164	1,801

At December 31,2002, the Company has pledged securities with a carrying value of $2.3 million as collateral for customer repurchase agreements.  Also the Company has a line of credit with another financial institution with a maximum limit of $2.5 million at a variable rate, which adjusts quarterly, as defined by the agreement (at December 31, 2002 the rate was 3.175%). The Company has pledged the stock of the Bank as collateral.

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(10)	Income Taxes
Allocation of Federal and state income taxes between current and deferred portions is as follows (in thousands):

	Year Ended December 31,

	2002	2001

Current:
Federal	$1,119	812
State	192	139

	1,311	951

Deferred:
Federal	(226)	(255)
State	(39)	(44)

	(265)	(299)

Total	$1,046	652

The Company’s effective income tax rate differs from the statutory Federal income tax rate for the following reasons ($ in thousands):

	Year Ended December 31,

	2002		2001

	Amount	%	Amount	%

Tax at Federal statutory income tax rate	$939	34.0%	$593	34.0%
Increase (decrease) resulting from:
State income tax, net of Federal income tax benefit	99	3.6	63	3.6
Other, net	8.3		(4)	(.2)

Total	$1,046	37.9%	$652	37.4%

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(10)	Income Taxes, Continued
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	At December 31,

	2002	2001

Deferred tax assets:
Allowance for loan losses	$642	410
Salary continuation plan	69	50
Impaired loan interest	87	37
Net unrealized loss on securities available for sale	—	36
Organizational costs	17	22

Total deferred tax assets	815	555

Deferred tax liabilities:
Accumulated depreciation	(175)	(153)
Net unrealized gain on securities available for sale	(147)	—
Deferred loan costs	(63)	(2)
Deferred loan fees	(59)	(106)
Federal Home Loan Bank of Atlanta stock	(29)	(29)
Other	(10)	(15)

Total deferred tax liabilities	(483)	(305)

Net deferred tax asset	$332	250

(11)	401(k) Plan

The Company sponsors a 401(k) Plan (the “Plan”) which is available to all employees electing to participate after meeting certain length-of-service requirements.  The Company’s contributions to the Plan are discretionary and are determined annually prior to the end of the calendar year.  Expense relating to the Company’s contributions to the Plan included in the accompanying consolidated financial statements was $114,000 and $60,000 for the years ended December 31, 2002 and 2001, respectively.

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(12)	Stock Options

The Company has stock option plans for certain officers and directors of the Company.  The options vest over a five year period from date of grant and are then exercisable for up to an eight year period.  All per share amounts reflect the 5% stock dividends declared on December 23, 2002 and May 15, 2001. At December 31, 2002, 79,990 options remain available for grant.  A summary of stock option transactions follows ($in thousands, except per share amounts):

	Number of Shares	Range of Per Share Option Price	Weighted Average Per Share Price	Aggregate Option Price

Options outstanding at December 31, 2000	179,580	$4.69-7.91	5.82	1,045
Options granted	1,575	8.86	8.86	14
Options exercised	(2,431)	7.91	7.91	(19)
Options expired	(3,646)	7.91	7.91	(29)

Options outstanding at December 31, 2001	175,078	4.69-8.86	5.77	1,011
Options granted	48,430	9.66-13.86	10.95	530
Options exercised	(23,090)	4.47-4.69	4.67	(108)
Options expired	(11,910)	6.38-7.10	6.78	(80)

Options outstanding at December 31, 2002	188,508	$4.69-13.86	7.18	1,353

The weighted-average remaining contractual life of options outstanding at December 31, 2002 and 2001 was 5.5 years and 5.0 years, respectively.

These options are exercisable as follows:

Year Ending December 31,	Number of Shares	Weighted- Average Exercise Price

Currently exercisable	108,720	$5.66
2003	18,451	9.05
2004	25,744	8.35
2005	13,591	9.80
2006	12,316	10.13
2007	9,686	10.95

	188,508	$7.18

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(12)	Stock Options, Continued

The Company accounts for their stock option plans under the recognition and measurement principles of APB No. 25.  No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net earnings if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation ($in thousands, except per share amounts).

	Year Ended December 31,

	2002	2001

Net earnings, as reported	$1,715	1,093
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(70)	(63)

Proforma net earnings	$1,645	1,030

Earnings per share:
Basic, as reported	$1.08	.70

Basic, proforma	$1.03	.66

Diluted, as reported	$1.02	.67

Diluted, proforma	$.98	.63

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,

	2002	2001

Weighted-average risk-free interest rate	5.1%	4.5%
Dividend yield	2.0%	2.0%
Volatility	28.0%	21.0%
Expected life in years	10	10
Weighted-average grant date fair value of options issued during the year	$2.53	1.86

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(13)	Regulatory Matters
Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Holding Company.

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the Federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitive measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to the Holding Company.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2002, that the Company and the Bank met all capital adequacy requirements to which they are subject.

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(13)	Regulatory Matters, Continued

As of December 31, 2002, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and percentages as of December 31, 2002 and 2001 are also presented in the table ($in thousands).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	%	Amount	%	Amount	%

As of December 31, 2002:
Total capital (to Risk-Weighted Assets):
Consolidated	$16,371	9.79%	$13,364	8.00%	N/A	N/A
Bank	18,207	10.89	13,794	8.00	$17,243	10.00%
Tier I Capital (to Risk-Weighted Assets):
Consolidated	14,313	8.56	5,989	4.00	N/A	N/A
Bank	16,149	9.66	6,687	4.00	10,030	6.00
Tier I Capital (to Average Assets):
Consolidated	14,313	7.28	7,865	4.00	N/A	N/A
Bank	16,149	8.23	7,849	4.00	9,811	5.00
As of December 31, 2001:
Total capital (to Risk-Weighted Assets):
Consolidated	13,789	9.74	11,326	8.00	N/A	N/A
Bank	14,715	10.39	11,330	8.00	14,163	10.00
Tier I Capital (to Risk-Weighted Assets):
Consolidated	12,313	8.69	5,668	4.00	N/A	N/A
Bank	13,238	9.35	5,663	4.00	8,495	6.00
Tier I Capital (to Average Assets):
Consolidated	12,313	7.24	6,803	4.00	N/A	N/A
Bank	13,238	7.79	6,797	4.00	8,497	5.00

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(14)	Credit Risk

Most of the Company’s business activity is with customers located within the Pinellas, Pasco and Hillsborough County, Florida area.  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the Pinellas, Pasco and Hillsborough County area.  Other than a loan concentration in the hospitality industry of approximately $16.5 million at December 31, 2002, the loan portfolio is diversified among individuals and types of industries. Loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers.  The distribution of commitments to extend credit and standby letters of credit approximates the distribution of loans outstanding. The contractual amounts of credit related financial instruments such as commitments to extend credit and standby letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.

(15)	Financial Instruments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the consolidated balance sheet.  The contract or notional amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(15)	Financial Instruments, Continued
The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At December 31, 2002		At December 31, 2001

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$10,890	10,890	2,801	2,801

Securities available for sale	$23,868	23,868	20,882	20,882

Loans, net	$152,679	152,717	137,601	138,594

Accrued interest receivable	$706	706	712	712

Federal Home Loan Bank stock	$759	759	618	618

Financial liabilities:
Deposits	$163,395	168,492	137,084	141,698

Federal Home Loan Bank advances	$10,000	11,106	12,200	12,077

Other borrowings	$3,164	3,164	1,801	1,801

A summary of the notional amounts of the Company’s financial instruments, which approximates fair value, with off-balance sheet risk at December 31, 2002, follows (in thousands):

	Contract Amount	Carrying Amount	Estimated Fair Value

Commitments to extend credit	$4,911	—	—

Unused lines of credit and construction loans	$16,694	—	—

Standby letters of credit	$968	—	—

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(16)	Related Parties

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

	Year Ended December 31,

	2002	2001

Loans outstanding, beginning of year	$7,103	5,854
Loans granted during the year	1,787	2,793
Loan repayments and net change in lines of credit	(3,654)	(1,544)

Loans outstanding, end of year	$5,236	7,103

In addition, deposits from such related parties were approximately $1,246,000 and $836,000 at December 31, 2002 and 2001, respectively.

(17)	Earnings Per Share

Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding.  Outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. All per share amounts reflect the 5% stock dividends declared on December 23, 2002 and May 15, 2001.  The following tables present the calculations of EPS (dollars in thousands, except per share amounts).

	For the Year Ended December 31, 2002

	Earnings	Weighted- Average Shares	Per Share Amount

Basic EPS:
Net earnings available to common stockholders	$1,715	1,589,599	$1.08

Effect of dilutive securities-
Incremental shares from assumed conversion of options	—	84,298

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$1,715	1,673,897	$1.02

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(17)	Earnings Per Share, Continued

	For the Year Ended December 31, 2001

	Earnings	Weighted- Average Shares	Per Share Amount

Basic EPS:
Net earnings available to common stockholders	$1,093	1,566,791	$.70

Effect of dilutive securities-
Incremental shares from assumed conversion of options	—	56,102

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$1,093	1,622,893	$.67

Shares not included in the computations of diluted earnings per share because the option exercise price was not less than the average market price are as follows:

	Number of Shares	Price Range	Year Issued	Year Expires

For the year ended December 31, 2002	13,890	$13.71–13.86	2002	2008-2012
For the year ended December 31, 2001	1,575	9.30	2001	2007-2011

(18)	Holding Company Financial Information

As discussed in Note 1 to the consolidated financial statements, the Holding Company was organized during 2001.  The Holding Company’s financial information as of December 31, 2002 and 2001 and for the years then ended is as follows, assuming the corporate reorganization with the Bank occurred on January 1, 2001 (in thousands):

Condensed Balance Sheets

	At December 31,

	2002	2001

Assets
Cash	$48	53
Investment in subsidiary	16,394	13,179
Other assets	29	49

Total assets	$16,471	13,281

Liabilities and Stockholders’ Equity
Other liabilities	7	22
Other borrowings	1,906	1,006
Stockholders’ equity	14,558	12,253

Total liabilities and stockholders’ equity	$16,471	13,281

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(18)	Holding Company Financial Information, Continued

Condensed Statements of Earnings

	For the Year Ended December 31,

	2002	2001

Revenues	$—	—
Expenses	78	70

Loss before earnings of subsidiary	(78)	(70)
Earnings of subsidiary	1,793	1,163

Net earnings	$1,715	1,093

Condensed Statements of Cash Flows

	For the Year Ended December 31,

	2002	2001

Cash flows from operating activities:
Net earnings	$1,715	1,093
Adjustments to reconcile net earnings to net cash used in operating activities:
Equity in undistributed earnings of subsidiary	(1,793)	(1,163)
Decrease (increase) in other assets	20	(49)
(Decrease) increase in other liabilities	(15)	22

Net cash used in operating activities	(73)	(97)

Cash flows from investing activity-
Investment in subsidiary	(1,117)	(800)

Cash flows from financing activities:
Net proceeds from other borrowings	900	1,006
Proceeds from issuance of common stock	376	19
Cash dividends paid	(91)	(75)

Net cash provided by financing activities	1,185	950

Net (decrease) increase in cash	(5)	53
Cash at beginning of the year	53	—

Cash at end of year	$48	53

Noncash transactions:
Change in investment in subsidiary due to change in accumulated other comprehensive income unrealized gain on securities available for sale, net of income tax	$305	277

Stock dividends	$1,120	603

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

            Neither Madison BancShares nor Madison Bank has had any disagreements with its accountants.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

            Madison hereby incorporates by reference the sections entitled “Election of Directors” contained at pages 7 through 10 and the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained at page 16 of the Proxy Statement filed electronically with the Securities and Exchange Commission on March 17, 2003.

Item 10.	Executive Compensation.

            Madison hereby incorporates by reference the section entitled “Executive Compensation” contained at pages 10 through 13 of the Proxy Statement referenced immediately above.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security Ownership of Management

            Madison hereby incorporates by reference the section entitled “Beneficial Stock Ownership of Directors and Executive Officers” contained at pages 3 through 4 of the Proxy Statement.

(b)	Changes in Control

            Madison is not aware of any arrangements, including any pledge by any person of securities of Madison, the operation of which may, at a subsequent date, result in a change in control of Madison.

Item 12.	Certain Relationships and Related Transactions.

            Madison hereby incorporates by reference the section entitled “Certain Relationships and Related Transactions” on page 14 of the Proxy Statement.

Item 13.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

            The following exhibits are filed with or incorporated by reference into this report. The exhibits were previously filed as a part of Madison’s Registration Statement on Form 10-SB and Form 10-QSB as indicated and are hereby incorporated by reference.

Exhibit No.		Description of Exhibit

*	2	Plan of acquisition, reorganization, arrangement, liquidation, or succession
*	3.1	Articles of Incorporation of Madison BancShares, Inc.
*	3.2	Bylaws of Madison BancShares, Inc.
*	4	Sample Stock Certificate for Madison BancShares, Inc.
*	10.1	Employment Agreement of Henry Speight
*	10.2	Employment Agreement of Robert McGivney
*	10.3	Employment Agreement of David Paetzold
**	10.4	Employment Agreement of Judith Gaffney
*	10.5	Madison Bank Amended and Restated 1998 Key
		Employee Stock Compensation Program
*	10.6	Madison Bank Amended and Restated 1998 Director’s Stock Option Plan
	10.7	Employment Agreement of Otho B. Young, III
	11	Statement re: Computation of per Share Earnings at Footnote 17 of the Consolidated Financial Statements
	21	Subsidiaries of the Registrant
**	23.1	Consent of Accountants
*	23.2	Consent of Counsel
*	99.1	Plan of Reorganization of Madison Bank
*	99.2	Proxy of Madison Bank
	99.3	CEO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
	99.4	CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

*	These exhibits were filed with Madison’s Form 10-SB on June 6, 2001.
**	These exhibits were filed with Madison’s Amendment One to Form 10-SB on July 17, 2001.

	(b)	Reports on Form 8-K

            There were two reports on Form 8-K filed during the quarter ended December 31, 2002.

            On October 22, 2002, Madison Bancshares, Inc. issued a press release announcing the resignation of its Chief Financial Officer, Henry O. Speight.  The resignation was effective November 4, 2002.  Mr. Speight resigned in order to accept a new position with Public Bank, in Vero Beach, Florida.

            On December 2, 2002, Madison Bancshares, Inc. issued a press release announcing the hiring of its new Vice-President and Chief Financial Officer, Martin W. Gladysz.  Mr. Gladysz began in this position effective December 2, 2002.

Item 14.	Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

            Madison maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Madison files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officer of Madison concluded that Madison’s disclosure controls and procedures were adequate.

(b)	Changes in internal controls

            Madison made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officer.

SIGNATURES

            In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MADISON BANCSHARES, INC.

By	/s/ ROBERT B. MCGIVNEY

Robert B. McGivney, President and Chief Executive Officer

Date	March 10, 2003

By	/s/ MARTIN W. GLADYSZ

Martin W. Gladysz, Chief Financial Officer and Treasurer

Date	March 10, 2003

            In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT W. BYRD	March 10, 2003

Robert W. Byrd, Director	Date

/s/ GEORGE M. CANTONIS	March 10, 2003

George M. Cantonis, Director	Date

/s/ THOMAS A. CASTRIOTA	March 10, 2003

Thomas A. Castriota, Director	Date

/s/ WAYNE R. COULTER	March 10, 2003

Wayne R. Coulter, Director	Date

/s/ MELVIN S. CUTLER	March 10, 2003

Melvin S. Cutler, Director	Date

/s/ ROBERT B. MCGIVNEY	March 10, 2003

Robert B. McGivney, Director	Date

/s/ PAUL J. WIKLE	March 10, 2003

Paul J. Wikle, Director	Date

CERTIFICATIONS

I, Robert B. McGivney, certify, that:

1.	I have reviewed this annual report on Form 10-KSB of Madison BancShares, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this annual report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Date:	March 10, 2003	By:	/s/ ROBERT B. MCGIVNEY

R obert B. McGivney, President and Chief Executive Officer

I, Martin W. Gladysz, certify, that:

1.	I have reviewed this annual report on Form 10-KSB of Madison BancShares, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this annual report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Date: March 10, 2003		By:	/s/ MARTIN W. GLADYSZ

Martin W. Gladysz, Chief Financial Officer and Treasurer