Form 10QSB
period 2003-03-31
MADISON BANCSHARES INC
filed 2003-04-21
CIK 1141106

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

[  ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________________ to __________________

Commission file number 0-32867

MADISON BANCSHARES, INC. AND SUBSIDIARY
(Exact Name of Small Business Issuer as Specified in Its Charter)

Florida	59-3720289

(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

2122 Palm Harbor Boulevard
Palm Harbor, Florida 34683
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

YES [X] NO [  ]

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	1,618,916 shares

(class)	Outstanding at April 17, 2003

Transitional Small Business Format (Check One): YES [  ] NO [X]

MADISON BANCSHARES, INC. AND SUBSIDIARY

INDEX

Page

PART I. FINANCIAL INFORMATION
Item 1. Interim Financial Statements
Condensed Consolidated Balance Sheets - At March 31, 2003 (unaudited) and At December 31, 2002	2
Condensed Consolidated Statements of Earnings - Three Months ended March 31, 2003 and 2002 (unaudited)	3
Condensed Consolidated Statements of Changes in Stockholders’ Equity Three Months Ended March 31, 2003 and 2002 (unaudited)	4
Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2003 and 2002 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6-9
Review by Independent Certified Public Accountants	10
Independent Accountant’s Report	11
Item 2. Management’s Discussion and Analysis or Plan of Operation	12-15
Item 3. Controls and Procedures	16
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	16
Item 6. Exhibits and Reports on Form 8-K	17
SIGNATURES	18
CERTIFICATIONS	18-20

MADISON BANCSHARES, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	March 31,	December 31,

	2003	2002

Assets	(Unaudited)
Cash and due from banks	$2,748	3,222
Interest-bearing deposits with banks	78	2,965
Federal funds sold	141	4,703

Cash and cash equivalents	2,967	10,890

Securities available for sale	21,394	23,868
Loans, net of allowance for loan losses of $2,185 in 2003 and $2,058 in 2002	161,033	152,679
Accrued interest receivable	747	706
Premises and equipment, net	4,160	3,960
Federal Home Loan Bank stock, at cost	1,060	759
Deferred tax asset	326	332
Other assets	739	915

	$192,426	194,109

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	17,147	15,771
Savings, NOW and money-market deposits	66,326	68,334
Time deposits	73,415	79,290

Total deposits	156,888	163,395

Federal Home Loan Bank advances	13,500	10,000
Other borrowings	3,966	3,164
Official checks	1,282	1,859
Accrued expenses and other liabilities	1,605	1,133

Total liabilities	177,241	179,551

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 4,000,000 shares; issued and outstanding 1,618,916 and 1,613,028 in 2003 and 2002	16	16
Additional paid-in capital	14,204	14,148
Retained earnings	700	149
Accumulated other comprehensive income	265	245

Total stockholders’ equity	15,185	14,558

	$192,426	194,109

See Accompanying Notes to Condensed Consolidated Financial Statements.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,

	2003	2002

Interest income:
Loans	$2,837	2,615
Securities available for sale	220	250
Other interest-earning assets	19	44

Total interest income	3,076	2,909

Interest expense:
Deposits	875	1,050
Borrowed funds	145	126

Total interest expense	1,020	1,176

Net interest income	2,056	1,733
Provision for loan losses	122	109

Net interest income after provision for loan losses	1,934	1,624

Noninterest income:
Service charges on deposit accounts	180	113
Other service charges and fees	58	41
Gain on sale of deposit accounts	200	—
Other	64	9

Total noninterest income	502	163

Noninterest expenses:
Employee compensation and benefits	901	709
Occupancy and equipment	203	172
Data processing expense	78	65
Professional fees	47	31
Federal deposit insurance premium	7	6
Other expense	311	239

Total noninterest expenses	1,547	1,222

Earnings before income taxes	889	565
Income taxes	338	212

Net earnings	$551	353

Earnings per share:
Basic earnings per share	$0.34	0.22

Diluted earnings per share	$0.32	0.21

Dividends per share	$—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2003 and 2002
(Dollars in thousands)

				Accumulated
				Other
			Retained	Compre-
		Additional	Earnings	hensive
	Common	Paid-in	(Accumulated	Income
	Stock	Capital	Deficit)	(Loss)	Total

Balance at December 31, 2001	$15	12,653	(355)	(60)	12,253

Comprehensive income:
Net earnings (unaudited)	—	—	353	—	353
Net change in unrealized loss on securities available for sale, net of taxes of $56 (unaudited)	—	—	—	(91)	(91)

Comprehensive income (unaudited)					262

Sale of common stock (5,000 shares) (unaudited)	—	52	—	—	52

Balance at March 31, 2002 (unaudited)	$15	12,705	(2)	(151)	12,567

Balance at December 31, 2002	$16	14,148	149	245	14,558

Comprehensive income:
Net earnings (unaudited)	—	—	551	—	551
Net change in unrealized gain on securities available for sale, net of taxes of $15 (unaudited)	—	—	—	20	20

Comprehensive income (unaudited)					571

Exercise of common stock options (3,888 shares) (unaudited)	—	25	—	—	25
Common stock issued as compensation (2,000 shares) (unaudited)	—	31	—	—	31

Balance at March 31, 2003 (unaudited)	$16	14,204	700	265	15,185

See Accompanying Notes to Condensed Consolidated Financial Statements.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net earnings	$551	353
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for loan losses	122	109
Depreciation and amortization	103	96
Amortization of discounts and premiums on deferred loan fees, net	104	(3)
(Increase) decrease in accrued interest receivable	(41)	24
Credit for deferred income taxes	(9)	—
Gain on sale of deposit accounts	(200)	—
Common stock issued as compensation	31	—
Decrease (increase) in other assets	176	(102)
Decrease in official checks, accrual expenses and other liabilities	(105)	(716)

Net cash provided by (used in) operating activities	732	(239)

Cash flows from investing activities:
Net (increase) decrease in loans	(8,580)	1,615
Net purchase of securities available for sale	—	(8,066)
Securities available for sale principle repayments	2,509	1,671
Net purchase of premises and equipment	(303)	(156)
Purchase of Federal Home Loan Bank stock	(301)	—

Net cash used in investing activities	(6,675)	(4,936)

Cash flows from financing activities:
Cash paid in connection with sale of deposit accounts	(11,497)	—
Net increase in deposits	5,190	18,068
Net increase (decrease) in other borrowings	802	(277)
Net increase (decrease) in Federal Home Loan Bank advances	3,500	(2,200)
Proceeds from sale of common stock	—	52
Proceeds from exercise of common stock options	25	—

Net cash (used in) provided by financing activities	(1,980)	15,643

Net (decrease) increase in cash and cash equivalents	(7,923)	10,468
Cash and cash equivalents at beginning of period	10,890	2,801

Cash and cash equivalents at end of period	$2,967	13,269

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,046	1,060

Income taxes	$105	165

Noncash transaction-
Accumulated other comprehensive income, net change in unrealized gain (loss) on securities available for sale, net of tax	$20	(91)

See Accompanying Notes to Condensed Consolidated Financial Statements.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General. Madison BancShares, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of Madison Bank (the “Bank”) (collectively, the “Company”). The only significant activity of the Holding Company is the operation of the Bank. The Bank is a state-chartered commercial bank incorporated under the laws of the State of Florida. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation. The Bank currently provides a variety of banking services to small and middle-market businesses and individuals through its two banking offices located in Pinellas County, Florida and one banking office in Pasco County, Florida.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2003 and the results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

2.	Loan Impairment and Loan Losses. Loans identified as impaired at March 31, 2003 and 2002 and for the three-month periods then ended are as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Gross loans with related allowance for losses recorded, at end of period	$2,707	1,415
Less: Allowance on these loans	273	142

Net investment in impaired loans, at end of period	$2,434	1,273

Average investment in impaired loans	$2,707	1,481

Interest income recognized on impaired loans	$54	3

Interest income received on impaired loans	$54	3

     The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Balance at beginning of period	$2,058	1,477
Provision for loan losses	122	109
Charge-offs	(6)	(21)
Recoveries	11	6

Balance at end of period	$2,185	1,571

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.	Loan Impairment and Loan Losses, Continued. Nonaccrual and past due loans were as follows (in thousands):

	At March 31,

	2003	2002

Nonaccrual loans	$2,707	1,415
Past due ninety days or more, but still accruing	—	—

	$2,707	1,415

3.	Earnings Per Share (“EPS”). Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. All per share amounts reflect the 5% stock dividend declared on December 23, 2002. The following table presents the calculations of EPS (dollars in thousands, except per share amounts).

	Three Months Ended March 31,

	2003			2002

		Weighted-	Per		Weighted-Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

Basic EPS:
Net earnings available to common stockholders	$551	1,616,687	$.34	$353	1,572,343	$.22

Effect of dilutive securities-
Incremental shares from assumed conversion of options	—	99,037		—	71,737

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$551	1,715,724	$.32	$353	1,644,080	$.21

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Stock Options. The Company has stock option plans for certain officers and directors of the Company. The options vest over a five year period from date of grant and are then exercisable for up to an eight year period. All per share amounts reflect the 5% stock dividend declared on December 23, 2002. A summary of stock option transactions follows ($ in thousands, except per share amounts):

			Weighted
	Number	Range of	Average	Aggregate
	of	Per Share	Per Share	Option
	Shares	Option Price	Price	Price

Options outstanding at December 31, 2002	188,508	4.69-13.86	7.18	1,353
Options exercised	(3,888)	(6.38)	(6.38)	(25)

Options outstanding at March 31, 2003	184,620	$4.69-13.86	7.19	1,328

The Company accounts for their stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation ($ in thousands, except per share amounts).

	Three Months Ended
	March 31,

	2003	2002

Net earnings, as reported	$551	353
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(19)	(18)

Proforma net earnings	$532	335

Earnings per share:
Basic, as reported	$0.34	0.22

Basic, proforma	$0.33	0.21

Diluted, as reported	$0.32	0.21

Diluted, proforma	$0.31	0.20

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Stock Options, Continued. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions, there were no options granted during the three months ended March 31, 2003:

Three Months Ended
March 31,
2002

Weighted-average risk-free interest rate	5.28%
Dividend yield	2.00%
Volatility	28.00%
Expected life in years	10
Weighted-average grant date fair value of options issued during the period	$2.45

5.	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2003, of the regulatory capital requirements and the Bank’s actual capital on a percentage basis:

		Regulatory
	Actual	Requirement

Total capital to risk-weighted assets	11.04%	8.00%
Tier I capital to risk-weighted assets	9.79%	4.00%
Tier I capital to total assets — leverage ratio	8.75%	4.00%

6.	Sale of Deposit Accounts. On February 7, 2003, the Company sold the deposit accounts at one of the banking offices in Pinellas County. Total deposits at this office were $11.7 million and the Company realized a net pretax gain of $200,000. The office was closed effective with the closing of this transaction.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Review by Independent Certified Public Accountants

Hacker, Johnson & Smith PA, independent certified public accountants, has made a limited review of the financial data as of March 31, 2003, and for the three-month periods ended March 31, 2003 and 2002 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Independent Accountant’s Report

The Board of Directors
Madison BancShares, Inc. and Subsidiary
Palm Harbor, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Madison BancShares, Inc. and Subsidiary (the “Company”) as of March 31, 2003, and the related condensed consolidated statements of earnings, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2003 and 2002. These interim financial statements are the responsibility of the Company’s management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2002, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith, PA

HACKER, JOHNSON & SMITH PA
Tampa, Florida
April 10, 2003

MADISON BANCSHARES, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis
Or Plan of Operation

General

Madison BancShares, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of Madison Bank (the “Bank”) (collectively, the “Company”). The only significant activity of the Holding Company is the operation of the Bank. The Bank is a state-chartered commercial bank incorporated under the laws of the State of Florida. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation. The Bank currently provides a variety of banking services to small and middle-market businesses and individuals through its two banking offices located in Pinellas County, Florida and one banking office in Pasco County, Florida.

Liquidity and Capital Resources

The Company’s primary source of cash during the three months ended March 31, 2003, was from net deposit inflows of approximately $5.2 million, a net increase in Federal Home Loan Bank advances of approximately $3.5 million and principle repayments of securities available for sale of approximately $2.5 million. Cash was used primarily to originate net loans of approximately $8.6 million and to fund the sale of approximately $11.7 million in deposits. At March 31, 2003, the Bank exceeded its regulatory liquidity requirements.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit and construction loans and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused lines of credit and construction loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

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

MADISON BANCSHARES, INC. AND SUBSIDIARY

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at March 31, 2003, follows (in thousands):

Contract
Amount

Commitments to extend credit	$13,608

Unused lines of credit and construction loans	$18,501

Standby letters of credit	$968

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded in 2003.

The following rates are presented for the dates and periods indicated:

	Three Months			Three Months
	Ended		Year Ended	Ended
	March 31,		December 31,	March 31,
	2003		2002	2002

Average equity as a percentage of average assets	7.75%		7.20%	7.13%
Equity to total assets at end of period	7.89%		7.50%	6.92%
Book value per share (2)	$9.38		$9.03	$7.98
Return on average assets (1)	1.15	%(3)	.92%	.81%
Return on average equity (1)	14.81	%(3)	12.78%	11.38%
Noninterest expenses to average assets (1)	3.22%		2.86%	2.81%
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	1.41%		1.40%	.78%

(1)	Annualized for the three months ended March 31.

(2)	Adjusted for stock dividend.

(3)	Excluding the after tax gain on sale of deposit accounts during the period return on average assets was .89% and the return of average equity was 11.48%.

MADISON BANCSHARES, INC. AND SUBSIDIARY

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

	Three Months Ended March 31,

	2003			2002

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$156,199	2,837	7.27%	$136,656	2,615	7.65%
Securities	22,786	220	3.86	21,386	250	4.68
Other interest-earning assets (2)	3,967	19	1.92	8,284	44	2.12

Total interest-earning assets	182,952	3,076	6.73	166,326	2,909	7.00

Noninterest-earning assets	8,949			7,843

Total assets	$191,901			$174,169

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	65,673	188	1.15	56,583	208	1.47
Time deposits	74,687	687	3.68	77,514	842	4.35
Other borrowings (3)	16,926	145	3.43	12,349	126	4.08

Total interest-bearing liabilities	157,286	1,020	2.59	146,446	1,176	3.21

Noninterest-bearing liabilities	19,735			15,313
Stockholders’ equity	14,880			12,410

Total liabilities and stockholders’ equity	$191,901			$174,169

Net interest income		$2,056			$1,733

Interest-rate spread (4)			4.14%			3.79%

Net interest margin (5)			4.50%			4.17%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.16			1.14

(1)	Includes loans on nonaccrual status.

(2)	Includes Federal Home Loan Bank stock, federal funds sold and interest-bearing deposits.

(3)	Includes securities sold under agreements to repurchase, Federal Home Loan Bank advances and other borrowings.

(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(5)	Net interest margin is net interest income divided by average interest-earning assets.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2003 and 2002

General. Net earnings for the three-months ended March 31, 2003, were $551,000 or $0.34 per basic and $0.32 per diluted share compared to $353,000 or $0.22 per basic and $0.21 per diluted share for 2002. Excluding the net after tax gain on the sale of deposit accounts, net earnings were $427,000 or $0.26 per basic and $0.25 per diluted share. The increase in net earnings was due to an increase in net interest income and noninterest income including the gain on sale of deposit accounts, partially offset by an increase in noninterest expenses and income taxes.

Interest Income and Expense. Interest income increased by $167,000 to $3.1 million for the three-month period ended March 31, 2003 from $2.9 million for the three months ended March 31, 2002. Interest on loans increased to $2.8 million for the three-months ended March 31, 2003 compared to $2.6 million in 2002 due to an increase in the average loan portfolio balance to $156.2 million from $136.7 million which was partially offset by a decrease in the weighted-average yield earned in 2003 to 7.27% from 7.65% in 2002. Interest on securities decreased for the three months ended March 31, 2003 to $220,000 from $250,000 in 2002. The decrease was due to a decrease in the weighted-average yield earned in 2003 to 3.86% from 4.68% in 2002 which was partially offset by an increase in the average portfolio balance to $22.8 million in 2003 from $21.4 million in 2002. Interest on other interest-earning assets decreased from $44,000 in 2002 to $19,000 in 2003.

Interest expense on deposits decreased by $175,000 to $875,000 for the three-months ended March 31, 2003 from $1,050,000 in 2002. The decrease is due to a decrease in the average rate paid on interest-bearing deposits in 2003 to 2.49% from 3.13% in 2002, which was partially offset by an increase in the average deposits in 2003 to $140.4 million compared to $134.1 million in 2002. The increase in average interest bearing deposits was partially offset by the sale of $11.7 million in deposits on February 7, 2003.

Interest expense on other borrowings increased to $145,000 for the three-months ended March 31, 2003 from $126,000 for the three-months ended March 31, 2002. The increase is due to an increase in average other borrowings to $16.9 million in 2003 from $12.3 million in 2002, partially offset by a decrease in the weighted rate paid to 3.43% in 2003 from 4.08% in 2002.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Bank’s market areas, and other factors related to the collectibility of the Bank’s loan portfolio. The provision for loan losses was $122,000 for the three-month period ended March 31, 2003 compared to $109,000 for the same period in 2002. The allowance for loan losses is $2,185,000 at March 31, 2003. While management believes that its allowance for loan losses is adequate as of March 31, 2003, future adjustments to the Bank’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $502,000 in 2003 from $163,000 for the three- months ended March 31, 2002. The increase is primarily due to an increase in service charges on deposit accounts, mortgage lending fees and a gain recognized on the sale of deposit accounts of $200,000.

Noninterest Expense. Total noninterest expense increased to $1,547,000 for the three months ended March 31, 2003 from $1,222,000 for the comparable period ended March 31, 2002, primarily due to an increase in employee compensation and benefits of $192,000.

Income Taxes. Income taxes for the three months ended March 31, 2003, was $338,000 or 38.0% of earnings before income taxes compared to $212,000 or 37.5% for the period ended March 31, 2002.

MADISON BANCSHARES, INC. AND SUBSIDIARY

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceeding to which Madison BancShares, Inc. and Subsidiary, or its subsidiary is a party or to which any of their property is subject.

MADISON BANCSHARES, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.		Description of Exhibit

*	2	Plan of acquisition, reorganization, arrangement, liquidation, or succession
*	3.1	Articles of Incorporation of Madison BancShares, Inc.
*	3.2	Bylaws of Madison BancShares, Inc. and Subsidiary
*	4	Sample Stock Certificate for Madison BancShares, Inc.
*	10.2	Employment Agreement of Robert McGivney
*	10.3	Employment Agreement of David Paetzold
*	10.5	Madison Bank Amended and Restated 1998 Key Employee Stock Compensation Program
*	10.6	Madison Bank Amended and Restated 1998 Director’s Stock Option Plan
**	10.7	Employment Agreement of Otho B. Young, III
	11	Statement re: Computation of per Share Earnings at Footnote 3 of the Condensed Consolidated Financial Statements
*	99.1	Plan of Reorganization of Madison Bank
*	99.2	Proxy of Madison Bank
	99.3	CEO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
	99.4	CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

*	These exhibits were filed with Madison’s Form 10-SB on June 6, 2001.

**	This exhibits were filed with Madison’s Form 10-KSB on March 17, 2003

(b)	Reports on Form 8-K. There was one Form 8-K filed on February 10, 2003 to disclose that all of the executive officers and directors of Madison BancShares, Inc. and Subsidiary, individually purchased a total of 81,734 shares of common stock at $12.86 per share in a private transaction. Each individual had filed a Form 4, Statement of Changes in Beneficial Ownership with the Securities and Exchange Commission reflecting their respective purchases.

MADISON BANCSHARES, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MADISON BANCSHARES, INC. AND SUBSIDIARY (Registrant)

Date: April 21, 2003	By:	/s/ Robert B. McGivney Robert B. McGivney, President and Chief Executive Officer

Date: April 21, 2003	By:	/s/ Martin W. Gladysz Martin W. Gladysz, Chief Financial Officer and Treasurer

CERTIFICATIONS

I, Robert B. McGivney, certify, that:

1.	I have reviewed this quarterly report on Form 10-QSB of Madison BancShares, Inc. and Subsidiary;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 21, 2003	By:	/s/ Robert B. McGivney Robert B. McGivney, President and Chief Executive Officer

I, Martin W. Gladysz, certify, that:

1.	I have reviewed this quarterly report on Form 10-QSB of Madison BancShares, Inc. and Subsidiary;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 21, 2003	By:	/s/ Martin W. Gladysz Martin W. Gladysz, Chief Financial Officer and Treasurer