Form 10QSB
period 2003-06-30
MADISON BANCSHARES INC
filed 2003-08-08
CIK 1141106

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.008 per share	2,047,865 shares
(class)	Outstanding at August 6, 2003

Transitional Small Business Format (Check One): YES ☐    NO ☒

MADISON BANCSHARES, INC. AND SUBSIDIARY

MADISON BANCSHARES, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Cash and due from banks	$3,083	3,222
Interest-bearing deposits with banks	34	2,965
Federal funds sold	306	4,703

Cash and cash equivalents	3,423	10,890

Securities available for sale	18,791	23,868
Loans, net of allowance for loan losses of $2,306 in 2003 and $2,058 in 2002	163,494	152,679
Accrued interest receivable	630	706
Foreclosed real estate	3,053	—
Premises and equipment, net	5,070	3,960
Federal Home Loan Bank stock, at cost	926	759
Deferred tax asset	396	332
Other assets	1,059	915

	$196,842	194,109

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	18,018	15,771
Savings, NOW and money-market deposits	64,559	68,334
Time deposits	72,020	79,290

Total deposits	154,597	163,395

Federal Home Loan Bank advances	18,300	10,000
Other borrowings	3,770	3,164
Official checks	2,307	1,859
Accrued expenses and other liabilities	2,288	1,133

Total liabilities	181,262	179,551

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock, $0.008 par value, authorized 5,000,000 shares; issued and outstanding 2,041,788 and 1,613,028 in 2003 and 2002	16	16
Additional paid-in capital	14,273	14,148
Retained earnings	1,033	149
Accumulated other comprehensive income	258	245

Total stockholders’ equity	15,580	14,558

	$196,842	194,109

See Accompanying Notes to Condensed Consolidated Financial Statements.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest income:
Loans	$2,837	2,709	5,674	5,324
Securities available for sale	191	349	411	599
Other interest-earning assets	18	20	37	64

Total interest income	3,046	3,078	6,122	5,987

Interest expense:
Deposits	810	1,006	1,685	2,056
Borrowed funds	148	138	293	264

Total interest expense	958	1,144	1,978	2,320

Net interest income	2,088	1,934	4,144	3,667
Provision for loan losses	121	290	243	399

Net interest income after provision for loan losses	1,967	1,644	3,901	3,268

Noninterest income:
Service charges on deposit accounts	176	120	356	233
Other service charges and fees	73	39	131	73
Gain on sale of deposit accounts	—	—	200	—
Gain on sale of securities	—	4	—	4
Other	89	46	153	62

Total noninterest income	338	209	840	372

Noninterest expenses:
Employee compensation and benefits	886	714	1,787	1,423
Occupancy and equipment	265	176	468	348
Data processing expense	82	67	160	132
Professional fees	45	31	92	62
Federal deposit insurance premium	7	6	14	12
Other expense	284	231	595	470

Total noninterest expenses	1,569	1,225	3,116	2,447

Earnings before income taxes	736	628	1,625	1,193
Income taxes	279	238	617	450

Net earnings	$457	390	1,008	743

Earnings per share:
Basic earnings per share	$.22	.20	.50	.37

Diluted earnings per share	$.21	.18	.47	.35

Dividends per share	$.06	.06	.06	.06

See Accompanying Notes to Condensed Consolidated Financial Statements.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2003 and 2002

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2001	$15	12,653	(355)	(60)	12,253

Comprehensive income:
Net earnings (unaudited)	—	—	743	—	743
Net change in unrealized loss on securities available for sale, net of taxes of $97 (unaudited)	—	—	—	159	159

Comprehensive income (unaudited)					902

Sale of common stock (15,333 shares) (unaudited)	—	180	—	—	180
Cash dividend paid (unaudited)	—	—	(91)	—	(91)

Balance at June 30, 2002 (unaudited)	$15	12,833	297	99	13,244

Balance at December 31, 2002	$16	14,148	149	245	14,558

Comprehensive income:
Net earnings (unaudited)	—	—	1,008	—	1,008
Net change in unrealized gain on securities available for sale, net of taxes of $9 (unaudited)	—	—	—	13	13

Comprehensive income (unaudited)					1,021

Exercise of common stock options (19,075 shares) (unaudited)	—	93	—	—	93
Common stock issued as compensation (2,000 shares) (unaudited)	—	32	—	—	32
Cash dividend paid (unaudited)	—	—	(123)	—	(123)
Stock split five-for-four (cash paid for fractional shares) (unaudited)	—	—	(1)	—	(1)

Balance at June 30, 2003 (unaudited)	$16	14,273	1,033	258	15,580

See Accompanying Notes to Condensed Consolidated Financial Statements.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$1,008	743
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	243	399
Depreciation and amortization	201	183
Amortization of discounts and premiums on securities and deferred loan fees, net	68	(56)
Common stock issued as compensation	32	—
Gain on sale of deposit accounts	(200)	—
Credit for deferred income taxes	(73)	(52)
Decrease (increase) in accrued interest receivable	76	(34)
Increase in other assets	(144)	(159)
Increase (decrease) in official checks, accrued expenses and other liabilities	1,603	(736)
Gain on sale of securities available for sale	—	(4)

Net cash provided by operating activities	2,814	284

Cash flows from investing activities:
Net increase in loans	(13,835)	(12,660)
Purchase of securities available for sale	—	(12,119)
Securities available for sale principle repayments	5,076	3,037
Net proceeds from sales of securities available for sale	—	2,004
Net purchase of premises and equipment	(1,311)	(750)
Purchase of Federal Home Loan Bank stock	(167)	(147)
Capitalized cost to acquire foreclosed real estate	(321)	—

Net cash used in investing activities	(10,558)	(20,635)

Cash flows from financing activities:
Cash paid in connection with sale of deposit accounts	(11,497)	—
Net increase in deposits	2,899	23,046
Net increase (decrease) in Federal Home Loan Bank advances	8,300	(2,200)
Net increase in other borrowings	606	1,918
Proceeds from sale of common stock	—	180
Proceeds from exercise of common stock options	93	—
Cash dividends paid	(123)	(91)
Cash paid for fractional shares due to the five-for-four stock split	(1)	—

Net cash provided by financing activities	277	22,853

Net (decrease) increase in cash and cash equivalents	(7,467)	2,502

Cash and cash equivalents at beginning of period	10,890	2,801

Cash and cash equivalents at end of period	$3,423	5,303

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,005	2,336

Income taxes	$765	662

Noncash transactions:
Accumulated other comprehensive income, net change in unrealized gain on securities available for sale, net of tax	$13	159

Transfer of loans to foreclosed real estate	$2,732	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General. Madison BancShares, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of Madison Bank (the “Bank”) (collectively, the “Company”). The only significant activity of the Holding Company is the operation of the Bank. The Bank is a state-chartered commercial bank incorporated under the laws of the State of Florida. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation. The Bank currently provides a variety of banking services to small and middle-market businesses and individuals through its two banking offices located in Pinellas County, Florida and one banking office in Pasco County, Florida.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2003, the results of operations for the three- and six-month periods ended June 30, 2003 and 2002 and cash flows for the six-month periods ended June 30, 2003 and 2002. The results of operations and other data for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003.

2.	Loan Impairment and Loan Losses. There were no loans identified as impaired at June 30, 2003. Loans identified as impaired at June 30, 2002 and for the three- and six-month periods ended June 30, 2003 and 2002 are as follows (in thousands):

	At June 30,
	2003	2002
Gross loans with related allowance for losses recorded	$—	4,102
Less: Allowance on these loans	—	(410)

Net investment in impaired loans	$—	3,692

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Average net investment in impaired loans	$2,555	2,316	2,614	1,898

Interest income recognized on impaired loans	$18	—	72	3

Interest income received on impaired loans	$18	—	72	3

On June 27, 2003, an impaired loan with a balance of approximately $2.7 million was transferred to foreclosed real estate. On July 24, 2003 this property was sold for a pretax gain of approximately $188,000.

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.	Loan Impairment and Loan Losses, Continued. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Balance at beginning of period	$2,185	1,571	2,058	1,477
Provision for loan losses	121	290	243	399
Charge-offs	—	—	(6)	(21)
Recoveries	—	7	11	13

Balance at end of period	$2,306	1,868	2,306	1,868

Nonaccrual and past due loans were as follows (in thousands):

	At June 30,
	2003	2002
Nonaccrual loans	$—	4,102
Past due ninety days or more, but still accruing	—	—

	$—	4,102

3.	Stock Options. The Company has stock option plans for certain officers and directors of the Company. The options vest over a five year period from date of grant and are then exercisable for up to an eight year period. All per share amounts reflect the 5% stock dividend declared on December 23, 2002 and the five-for-four stock split declared on April 22, 2003. A summary of stock option transactions follows ($ in thousands, except per share amounts):

	Number of Shares	Range of Per Share Option Price	Weighted Average Per Share Price	Aggregate Option Price
Options outstanding at December 31, 2001	218,823	$3.75-5.68	4.62	1,011
Options granted	43,210	7.74-7.93	7.84	339
Options terminated	(7,598)	(5.68)	(5.68)	(43)

Options outstanding at June 30, 2002	254,435	$3.75-7.93	5.14	1,307

Options outstanding at December 31, 2002	233,554	3.75-11.09	5.79	1,353
Options granted	7,215	12.82-12.92	12.90	93
Options exercised	(19,075)	(6.38)	(4.88)	(93)

Options outstanding at June 30, 2003	221,694	$3.75-12.92	6.10	1,353

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Stock Options, Continued. The Company accounts for their stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation ($ in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net earnings, as reported	$457	390	1,008	743
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(15)	(17)	(34)	(35)

Proforma net earnings	$442	373	974	708

Earnings per share:
Basic, as reported	$0.22	0.20	0.50	0.37

Basic, proforma	$0.22	0.19	0.48	0.36

Diluted, as reported	$0.21	0.18	0.47	0.35

Diluted, proforma	$0.20	0.18	0.45	0.34

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions, there were no options granted during the three months ended June 30, 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Weighted-average risk-free interest rate	4.33%	—%	4.33%	5.28%
Dividend yield	2.00%	—%	2.00%	2.00%
Volatility	29.00%	—%	29.00%	28.00%
Expected life in years	10	—	10	10
Weighted-average grant date fair value of options issued during the period	$2.46	—	2.46	2.45

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Earnings Per Share (“EPS”). Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. All per share amounts reflect the 5% stock dividend declared on December 23, 2002 and the five-for-four stock split declared on April 22, 2003. The following tables present the calculations of EPS (dollars in thousands, except per share amounts).

	2003			2002
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Three Months Ended June 30:
Basic EPS:
Net earnings available to common stockholders	$457	2,036,181	$.22	$390	1,990,995	$.20

Effect of dilutive securities-
Incremental shares from assumed conversion of options	—	122,395		—	131,027

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$457	2,158,576	$.21	$390	2,122,022	$.18

Six Months Ended June 30:
Basic EPS:
Net earnings available to common stockholders	$1,008	2,030,309	$.50	$743	1,985,542	$.37

Effect of dilutive securities-
Incremental shares from assumed conversion of options	—	116,987		—	112,986

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$1,008	2,147,296	$.47	$743	2,098,528	$.35

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2003 of the regulatory capital requirements and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement
Total capital to risk-weighted assets	11.01%	8.00%
Tier I capital to risk-weighted assets	9.75%	4.00%
Tier I capital to total assets—leverage ratio	8.87%	4.00%

6.	Sale of Deposit Accounts. On February 7, 2003, the Company sold the deposit accounts at one of the banking offices in Pinellas County. Total deposits at this office were $11.7 million and the Company realized a net pretax gain of $200,000. The office was closed effective with the closing of this transaction.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Review by Independent Certified Public Accountants

Hacker, Johnson & Smith PA, independent certified public accountants, have made a limited review of the financial data as of June 30, 2003, and for the three- and six- month periods ended June 30, 2003 and 2002 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Independent Accountants’ Report

The Board of Directors

Madison BancShares, Inc. and Subsidiary

Palm Harbor, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Madison BancShares, Inc. and Subsidiary (the “Company”) as of June 30, 2003, the related condensed consolidated statements of earnings for the three- and six- month periods ended June 30, 2003 and 2002 and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

July 11, 2003

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

Liquidity and Capital Resources

The Company’s primary source of cash during the six months ended June 30, 2003, was from net deposit inflows of approximately $3.0 million, a net increase in Federal Home Loan Bank advances of approximately $8.3 million and principle repayments of securities available for sale of approximately $5.1 million. Cash was used primarily to originate net loans of approximately $13.8 million and to fund the sale of approximately $11.7 million in deposit accounts. At June 30, 2003, the Bank exceeded its regulatory liquidity requirements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit and construction loans and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the condensed consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

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

MADISON BANCSHARES, INC. AND SUBSIDIARY

A summary of the amounts of the Company’s financial instruments, which approximates fair value, with off-balance sheet risk at June 30, 2003, follows (in thousands):

Contract Amount
Commitments to extend credit	$8,914

Unused lines of credit and construction loans	$21,669

Standby letters of credit	$506

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded in 2003.

Selected Financial Information

The following are presented for the dates and periods indicated:

	Six Months Ended June 30, 2003		Year Ended December 31, 2002	Six Months Ended June 30, 2002
Average equity as a percentage of average assets	7.88%		7.20%	7.08%
Equity to total assets at end of period	7.91%		7.50%	6.99%
Book value per share (2)	$7.63		$7.22	$6.69
Return on average assets (1)	1.05	%(3)	.92%	.83%
Return on average equity (1)	13.32	%(3)	12.78%	11.66%
Noninterest expenses to average assets (1)	3.24%		2.86%	2.72%
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	1.55%		1.40%	2.16%

(1)	Annualized for the six months ended June 30.
(2)	Adjusted for stock dividend and stock split.
(3)	Excluding the after tax gain on sale of deposit accounts during the period, return on average assets was .92% and the return of average equity was 11.68%.

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

		Three Months Ended June 30,
		2003			2002
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
				(Dollars in thousands)
Interest-earning assets:
Loans (1)	$159,177	2,837	7.13%	$145,374	2,709	7.45%
Securities	20,518	191	3.72	29,672	349	4.70
Other interest-earning assets (2)	3,275	18	2.20	3,197	20	2.50

Total interest-earning assets	182,970	3,046	6.66	178,243	3,078	6.91

Noninterest-earning assets	9,672			7,413

Total assets	$192,642			$185,656

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	66,094	161.97		60,895	219	1.44
Time deposits	72,469	649	3.58	79,937	787	3.94
Other interest-bearing liabilities (3)	16,847	148	3.51	13,863	138	3.98

Total interest-bearing liabilities	155,410	958	2.47	154,695	1,144	2.96

Noninterest-bearing liabilities	21,833			18,055
Stockholders’ equity	15,399			12,906

Total liabilities and stockholders’ equity	$192,642			$185,656

Net interest income		$2,088			$1,934

Interest-rate spread (4)			4.19%			3.95%

Net interest margin (5)			4.56%			4.34%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.18			1.15

(1)	Includes loans on nonaccrual status.
(2)	Includes Federal Home Loan Bank stock, federal funds sold and interest-bearing deposits.
(3)	Includes securities sold under agreements to repurchase, Federal Home Loan Bank advances and other borrowings.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

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

		Six Months Ended June 30,
		2003			2002
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
				(Dollars in thousands)
Interest-earning assets:
Loans (1)	$157,728	5,674	7.19%	$141,023	5,324	7.55%
Securities	20,486	411	4.01	25,446	599	4.71
Other interest-earning assets (2)	3,617	37	2.05	6,034	64	2.12

Total interest-earning assets	181,831	6,122	6.73	172,503	5,987	6.94

Noninterest-earning assets	10,301			7,569

Total assets	$192,132			$180,072

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	65,888	349	1.06	58,753	427	1.45
Time deposits	73,574	1,336	3.63	78,729	1,629	4.14
Other interest-bearing liabilities (3)	16,886	293	3.47	13,537	264	3.90

Total interest-bearing liabilities	156,348	1,978	2.53	151,019	2,320	3.07

Noninterest-bearing liabilities	20,645			16,304
Stockholders’ equity	15,139			12,749

Total liabilities and stockholders’ equity	$192,132			$180,072

Net interest income		$4,144			$3,667

Interest-rate spread (4)			4.20%			3.87%

Net interest margin (5)			4.56%			4.25%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.16			1.14

(1)	Includes loans on nonaccrual status.
(2)	Includes Federal Home Loan Bank stock, federal funds sold and interest-bearing deposits.
(3)	Includes securities sold under agreements to repurchase, Federal Home Loan Bank advances and other borrowings.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2003 and 2002

General. Net earnings for the three-months ended June 30, 2003, were $457,000 or $.22 per basic and $.21 per diluted share compared to $390,000 or $.20 per basic and $.18 per diluted share for 2002. The increase in net earnings was due to an increase in net interest income after provision for loan losses and noninterest income, partially offset by an increase in noninterest expenses and the provision for income taxes.

Interest Income and Expense. Interest income decreased to $3.0 million for the three-month period ended June 30, 2003 from $3.1 million for the three months ended June 30, 2002. Interest on loans increased to $2.8 million for the three-months ended June 30, 2003 compared to $2.7 million in 2002 due to an increase in the average loan portfolio balance to $159.2 million from $145.4 million which was partially offset by a decrease in the weighted-average yield earned in 2003 to 7.13% from 7.45% in 2002. Interest on securities decreased for the three months ended June 30, 2003 to $191,000 from $349,000 in 2002. The decrease was due to a decrease in the weighted-average yield earned in 2003 to 3.72% from 4.70% in 2002 and a decrease in the average portfolio balance to $20.5 million in 2003 from $29.7 million in 2002, due to principal repayments on securities. Interest on other interest-earning assets decreased from $20,000 in 2002 to $18,000 in 2003.

Interest expense on deposits decreased to $810,000 for the three-months ended June 30, 2003 from $1,006,000 in 2002. The decrease is due to a decrease in the average rate paid on interest-bearing deposits in 2003 to 2.34% from 2.86% in 2002, and a decrease in the average deposits in 2003 to $138.6 million compared to $140.8 million in 2002. The decrease in the average deposits balance in 2003 was due to the sale of $11.7 million in deposits on February 7, 2003.

Interest expense on other borrowings increased to $148,000 for the three-months ended June 30, 2003 from $138,000 for the three-months ended June 30, 2002. The increase is due to an increase in average other borrowings to $16.8 million in 2003 from $13.9 million in 2002, partially offset by a decrease in the weighted rate paid to 3.51% in 2003 from 3.98% in 2002.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Bank’s market areas, and other factors related to the collectibility of the Bank’s loan portfolio. The provision for loan losses was $121,000 for the three-month period ended June 30, 2003 compared to $290,000 for the same period in 2002. The allowance for loan losses is $2,306,000 at June 30, 2003. While management believes that its allowance for loan losses is adequate as of June 30, 2003, future adjustments to the Bank’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $338,000 in 2003 from $209,000 for the three- months ended June 30, 2002. The increase is primarily due to an increase in service charges on deposit accounts and mortgage lending fees.

Noninterest Expense. Total noninterest expense increased to $1,569,000 for the three months ended June 30, 2003 from $1,225,000 for the comparable period ended June 30, 2002, primarily due to an increase in employee compensation and benefits of $172,000.

Income Taxes. Income taxes for the three months ended June 30, 2003, was $279,000 or 37.9% of earnings before income taxes compared to $238,000 or 37.9% for the period ended June 30, 2002.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2003 and 2002

General. Net earnings for the six-months ended June 30, 2003, were $1,008,000 or $.50 per basic and $.47 per diluted share compared to $743,000 or $.37 per basic and $.35 per diluted share for 2002. Excluding the net after tax gain on the sale of deposit accounts, net earnings were $884,000 or $.44 per basic and $.41 per diluted share. The increase in net earnings was due to an increase in net interest income and noninterest income including the gain on sale of deposit accounts, partially offset by an increase in noninterest expenses and the provision for income taxes.

Interest Income and Expense. Interest income increased to $6.1 million for the six-month period ended June 30, 2003 from $6.0 million for the six months ended June 30, 2002. Interest on loans increased to $5.7 million for the six-months ended June 30, 2003 compared to $5.3 million in 2002 due to an increase in the average loan portfolio balance to $157.7 million from $141.0 million which was partially offset by a decrease in the weighted-average yield earned in 2003 to 7.19% from 7.55% in 2002. Interest on securities decreased for the six months ended June 30, 2003 to $411,000 from $599,000 in 2002. The decrease was due to a decrease in the weighted-average yield earned in 2003 to 4.01% from 4.71% in 2002 and a decrease in the average portfolio balance to $20.5 million in 2003 from $25.4 million in 2002, due to principal repayments on securities. Interest on other interest-earning assets decreased from $64,000 in 2002 to $37,000 in 2003.

Interest expense on deposits decreased to $1,685,000 for the six-months ended June 30, 2003 from $2,056,000 in 2002. The decrease is due to a decrease in the average rate paid on interest-bearing deposits in 2003 to 2.42% from 2.99% in 2002, which was partially offset by an increase in the average deposits in 2003 to $139.5 million compared to $137.5 million in 2002. The increase in average interest bearing deposits was partially offset by the sale of $11.7 million in deposits on February 7, 2003.

Interest expense on other borrowings increased to $293,000 for the six-months ended June 30, 2003 from $264,000 for the six-months ended June 30, 2002. The increase is due to an increase in average other borrowings to $16.9 million in 2003 from $13.5 million in 2002, partially offset by a decrease in the weighted rate paid to 3.47% in 2003 from 3.90% in 2002.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Bank’s market areas, and other factors related to the collectibility of the Bank’s loan portfolio. The provision for loan losses was $243,000 for the six-month period ended June 30, 2003 compared to $399,000 for the same period in 2002. The allowance for loan losses is $2,306,000 at June 30, 2003. While management believes that its allowance for loan losses is adequate as of June 30, 2003, future adjustments to the Bank’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $840,000 in 2003 from $372,000 for the six- months ended June 30, 2002. The increase is primarily due to an increase in service charges on deposit accounts, mortgage lending fees and a gain recognized on the sale of deposit accounts of $200,000.

Noninterest Expense. Total noninterest expense increased to $3.1 million for the six months ended June 30, 2003 from $2.4 million for the comparable period ended June 30, 2002, primarily due to an increase in employee compensation and benefits of $364,000.

Income Taxes. Income taxes for the six months ended June 30, 2003, was $617,000 or 38.0% of earnings before income taxes compared to $450,000 or 37.7% for the period ended June 30, 2002.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

There are no material pending legal proceeding to which Madison BancShares, Inc. and Subsidiary is a party or to which any of their property is subject.

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the “Annual Meeting”) of Madison BancShares, Inc., was held on April 22, 2003, to consider the election of seven directors with terms expiring at the 2004 Annual Meeting and the ratification of the independent auditors.

Proposal I

At the Annual Meeting, 1,173,017 shares were present in person or by proxy. Listed below are the directors that were elected at the Annual Meeting with a summary of the votes cast for each nominee:

	Term	For	Against	Abstain
Robert W. Byrd	2003	1,169,708	2,703	606
George M. Cantonis	2003	1,172,411	—	606
Thomas A. Castriota	2003	1,169,708	2,703	606
Wayne R. Coulter	2003	1,172,411	—	606
Melvin S. Cutler	2003	1,172,411	—	606
Robert B. McGivney	2003	1,167,291	2,703	3,023
Paul J. Wikle	2003	1,169,708	2,703	606

Proposal	II

The	ratification of the independent auditors with a summary of the vote cast as follows:

	For	Against	Abstain
Ratification of the independent auditors	1,157,554	2,703	12,760

MADISON BANCSHARES, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit

*2	Plan of acquisition, reorganization, arrangement, liquidation, or succession

*3.1	Articles of Incorporation of Madison BancShares, Inc.

*3.2	Bylaws of Madison BancShares, Inc. and Subsidiary

*4	Sample Stock Certificate for Madison BancShares, Inc.

*10.2	Employment Agreement of Robert McGivney

*10.3	Employment Agreement of David Paetzold

*10.5	Madison Bank Amended and Restated 1998 Key Employee Stock Compensation Program

*10.6	Madison Bank Amended and Restated 1998 Director’s Stock Option Plan

**10.7	Employment Agreement of Otho B. Young, III

10.8	Employment Agreement of Martin W. Gladysz

11	Statement re: Computation of per Share Earnings at Footnote 3 of the Condensed Consolidated Financial Statements

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	These exhibits were filed with Madison’s Form 10-SB on June 6, 2001.
**	This exhibits were filed with Madison’s Form 10-KSB on March 17, 2003

(b)	Reports on Form 8-K. There were no Form 8-K’s filed during the three months ended June 30, 2003.

MADISON BANCSHARES, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MADISON BANCSHARES, INC. AND SUBSIDIARY (Registrant)

Date: August 8, 2003	By:	/s/ ROBERT B. MCGIVNEY
Robert B. McGivney, President and Chief Executive Officer

Date: August 8, 2003	By:	/s/ MARTIN W. GLADYSZ
Martin W. Gladysz, Chief Financial Officer and Treasurer