Form 10QSB
period 2003-09-30
MADISON BANCSHARES INC
filed 2003-10-28
CIK 1141106

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.008 per share	2,047,865 shares
(class)	Outstanding at October 21, 2003

Transitional Small Business Format (Check One):    YES  ☐    NO  ☒

MADISON BANCSHARES, INC. AND SUBSIDIARY

MADISON BANCSHARES, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Cash and due from banks	$3,504	3,222
Interest-bearing deposits with banks	60	2,965
Federal funds sold	81	4,703

Cash and cash equivalents	3,645	10,890

Securities available for sale	19,009	23,868
Loans, net of allowance for loan losses of $2,420 in 2003 and $2,058 in 2002	166,483	152,679
Accrued interest receivable	689	706
Premises and equipment, net	5,120	3,960
Federal Home Loan Bank stock, at cost	979	759
Deferred tax asset	438	332
Other assets	1,066	915

	$197,429	194,109

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	19,347	15,771
Savings, NOW and money-market deposits	64,593	68,334
Time deposits	70,485	79,290

Total deposits	154,425	163,395

Federal Home Loan Bank advances	17,700	10,000
Other borrowings	5,027	3,164
Official checks	1,536	1,859
Accrued expenses and other liabilities	2,665	1,133

Total liabilities	181,353	179,551

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock, $0.008 par value, authorized 5,000,000 shares; issued and outstanding 2,047,865 and 1,613,028 in 2003 and 2002	16	16
Additional paid-in capital	14,295	14,148
Retained earnings	1,594	149
Accumulated other comprehensive income	171	245

Total stockholders’ equity	16,076	14,558

	$197,429	194,109

See Accompanying Notes to Condensed Consolidated Financial Statements.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income:
Loans	$2,846	2,838	8,520	8,162
Securities available for sale	178	311	589	910
Other interest-earning assets	8	12	45	76

Total interest income	3,032	3,161	9,154	9,148

Interest expense:
Deposits	754	1,028	2,439	3,084
Borrowed funds	176	143	469	407

Total interest expense	930	1,171	2,908	3,491

Net interest income	2,102	1,990	6,246	5,657

Provision for loan losses	121	110	364	509

Net interest income after provision for loan losses	1,981	1,880	5,882	5,148

Noninterest income:
Service charges on deposit accounts	176	141	532	374
Other service charges and fees	61	49	192	122
Gain on sale of deposit accounts	—	—	200	—
Gain on sale of securities	—	—	—	4
Gain on sale of foreclosed real estate	188	78	188	78
Other	85	38	238	100

Total noninterest income	510	306	1,350	678

Noninterest expenses:
Employee compensation and benefits	927	786	2,714	2,209
Occupancy and equipment	230	184	698	532
Data processing expense	71	65	231	197
Professional fees	38	45	130	107
Federal deposit insurance premium	6	7	20	19
Other expense	314	320	909	790

Total noninterest expenses	1,586	1,407	4,702	3,854

Earnings before income taxes	905	779	2,530	1,972

Income taxes	344	296	961	746

Net earnings	$561	483	1,569	1,226

Earnings per share:
Basic earnings per share	$.27	.24	.77	.62

Diluted earnings per share	$.26	.23	.73	.58

Dividends per share	$—	—	.06	.06

See Accompanying Notes to Condensed Consolidated Financial Statements.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2003 and 2002

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Compre- hensive Income (Loss)	Total
Balance at December 31, 2001	$15	12,653	(355)	(60)	12,253

Comprehensive income:
Net earnings (unaudited)	—	—	1,226	—	1,226

Net change in unrealized loss on securities available for sale, net of taxes of $177 (unaudited)	—	—	—	291	291

Comprehensive income (unaudited)					1,517

Stock options exercised (19,680 shares) (unaudited)	—	97	—	—	97

Sale of common stock (20,353 shares) (unaudited)	—	251	—	—	251

Cash dividend paid (unaudited)	—	—	(91)	—	(91)

Balance at September 30, 2002 (unaudited)	$15	13,001	780	231	14,027

Balance at December 31, 2002	$16	14,148	149	245	14,558

Comprehensive income:
Net earnings (unaudited)	—	—	1,569	—	1,569

Net change in unrealized gain on securities available for sale, net of taxes of $42 (unaudited)	—	—	—	(74)	(74)

Comprehensive income (unaudited)					1,495

Exercise of common stock options (29,159 shares) (unaudited)	—	115	—	—	115

Common stock issued as compensation (2,000 shares) (unaudited)	—	32	—	—	32

Cash dividend paid (unaudited)	—	—	(123)	—	(123)

Stock split five-for-four (cash paid for fractional shares) (unaudited)	—	—	(1)	—	(1)

Balance at September 30, 2003 (unaudited)	$16	14,295	1,594	171	16,076

See Accompanying Notes to Condensed Consolidated Financial Statements.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$1,569	1,226
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	364	509
Depreciation and amortization	412	275
Amortization of discounts and premiums on securities and deferred loan fees, net	23	71
Credit for deferred income taxes	(64)	(135)
Decrease (increase) in accrued interest receivable	17	(28)
Increase in other assets	(151)	(390)
Increase (decrease) in official checks, accrued expenses and other liabilities	1,209	(230)
Gain on sale of deposit accounts	(200)	—
Gain on sale of securities available for sale	—	(4)
Gain on sale of foreclosed real estate	(188)	(78)
Common stock issued as compensation	32	—

Net cash provided by operating activities	3,023	1,216

Cash flows from investing activities:
Net increase in loans	(14,481)	(21,670)
Purchase of securities available for sale	(2,013)	(12,119)
Securities available for sale principle repayments	6,814	4,780
Net proceeds from sales of securities available for sale	—	2,004
Net purchase of premises and equipment	(1,572)	(1,341)
Purchase of Federal Home Loan Bank stock	(220)	(147)
Net proceeds from sale of foreclosed real estate	741	155
Capitalized costs to acquire foreclosed real estate	(321)	—

Net cash used in investing activities	(11,052)	(28,338)

Cash flows from financing activities:
Cash paid in connection with sale of deposit accounts	(11,497)	—
Net increase in deposits	2,727	36,659
Net increase (decrease) in Federal Home Loan Bank advances	7,700	(2,200)
Net increase in other borrowings	1,863	1,936
Cash dividends paid	(123)	(91)
Proceeds from sale of common stock	—	251
Proceeds from exercise of common stock options	115	97
Cash paid for fractional shares due to the five-for-four stock split	(1)	—

Net cash provided by financing activities	784	36,652

Net (decrease) increase in cash and cash equivalents	(7,245)	9,530

Cash and cash equivalents at beginning of period	10,890	2,801

Cash and cash equivalents at end of period	$3,645	12,331

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Nine Months Ended September 30,
	2003	2002
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,942	3,523

Income taxes	$1,097	859

Noncash transactions:
Transfer of loans to foreclosed real estate	$2,732	1,537

Foreclosed real estate transfered to loans	$2,500	1,460

Accumulated other comprehensive income, net change in unrealized gain on securities available for sale, net of tax	$(74)	291

See Accompanying Notes to Condensed Consolidated Financial Statements.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General. Madison BancShares, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of Madison Bank (the “Bank”) (collectively, the “Company”). The only significant activity of the Holding Company is the operation of the Bank. The Bank is a state-chartered commercial bank incorporated under the laws of the State of Florida. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation. The Bank currently provides a variety of banking services to small and middle-market businesses and individuals through its two banking offices located in Pinellas County, Florida and one banking office in Pasco County, Florida.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2003, the results of operations for the three- and nine-month periods ended September 30, 2003 and 2002 and cash flows for the nine-month periods ended September 30, 2003 and 2002. The results of operations and other data for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003.

2.	Loan Impairment and Loan Losses. Loans identified as impaired at September 30, 2003 and 2002 and for the three- and nine-month periods ended September 30, 2003 and 2002 are as follows (in thousands):

	At September 30,
	2003	2002
Gross loans with related allowance for losses recorded	$328	2,685

Less: Allowance on these loans	(33)	(268)

Net investment in impaired loans	$295	2,417

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Average net investment in impaired loans	$123	2,825	1,754	1,634

Interest income recognized on impaired loans	$—	—	72	3

Interest income received on impaired loans	$—	—	72	3

On June 27, 2003, an impaired loan with a balance of approximately $2.7 million was transferred to foreclosed real estate. On July 24, 2003 this property was sold for a pretax gain of approximately $188,000.

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.	Loan Impairment and Loan Losses, Continued. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Balance at beginning of period	$2,306	1,868	2,058	1,477
Provision for loan losses	121	110	364	509
Net (charge-offs) recoveries	(7)	(30)	(2)	(38)

Balance at end of period	$2,420	1,948	2,420	1,948

Nonaccrual and past due loans were as follows (in thousands):

	At September 30,
	2003	2002
Nonaccrual loans	$328	2,683
Past due ninety days or more, but still accruing	—	—

	$328	2,683

3.	Stock Options. The Company has stock option plans for certain officers and directors of the Company. The options vest over a five year period from date of grant and are then exercisable for up to an eight year period. All per share amounts reflect the 5% stock dividend paid on December 23, 2002 and the five-for-four stock split paid on May 15, 2003. A summary of stock option transactions follows ($ in thousands, except per share amounts):

	Number of Shares	Range of Per Share Option Price	Weighted Average Per Share Price	Aggregate Option Price
Options outstanding at December 31, 2002	235,596	$3.75-11.09	5.78	1,361
Options granted	12,715	8.82-13.14	12.43	158
Options exercised	(29,159)	(3.75-5.11)	(3.98)	(115)
Options terminated	(23,751)	(7.10-12.01)	(8.06)	(192)

Options outstanding at September 30, 2003	195,401	$3.75-13.14	6.20	1,212

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Stock Options, Continued. The Company accounts for their stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation ($ in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net earnings, as reported	$561	483	1,569	1,226

Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(18)	(15)	(47)	(45)

Proforma net earnings	$543	468	1,522	1,181

Earnings per share:
Basic, as reported	$.27	.24	.77	.62

Basic, proforma	$.27	.23	.75	.59

Diluted, as reported	$.26	.23	.73	.58

Diluted, proforma	$.25	.22	.71	.56

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Weighted-average risk-free interest rate	4.50%	3.99%	4.39%	5.28%
Dividend yield	2.00%	2.00%	2.00%	2.00%
Volatility	31.00%	28.00%	30.00%	28.00%
Expected life in years	10	10	10	10
Weighted-average grant date fair value of options issued during the period	$5.04	2.16	4.59	2.45

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Earnings Per Share (“EPS”). Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. All per share amounts reflect the 5% stock dividend paid on December 23, 2002 and the five-for-four stock split paid on May 15, 2003. The following tables present the calculations of EPS (dollars in thousands, except per share amounts).

	2003			2002
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Three Months Ended September 30:
Basic EPS: Net earnings available to common stockholders	$561	2,046,742	$.27	$483	1,998,993	$.24

Effect of dilutive securities- Incremental shares from assumed conversion of options		103,005			122,443

Diluted EPS: Net earnings available to common stockholders and assumed conversions	$561	2,149,747	$.26	$483	2,121,436	$.23

Nine Months Ended September 30:
Basic EPS: Net earnings available to common stockholders	$1,569	2,035,847	$.77	$1,226	1,990,074	$.62

Effect of dilutive securities- Incremental shares from assumed conversion of options		103,490			107,108

Diluted EPS: Net earnings available to common stockholders and assumed conversions	$1,569	2,139,337	$.73	$1,226	2,097,182	$.58

Shares not included in the computations of diluted earnings per share because the option exercise price was not less than the average market price are as follows:

	Number of Shares	Price Range	Year Issued	Year Expires
For the three-months ended September 30, 2003	3,535	13.14	2003	2009-2013
For the nine-months ended September 30, 2002	4,190	$10.99-11.02	2002	2008-2012

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2003 of the regulatory capital requirements and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement
Total capital to risk-weighted assets	11.12%	8.00%
Tier I capital to risk-weighted assets	9.87%	4.00%
Tier I capital to total assets - leverage ratio	8.90%	4.00%

6.	Sale of Deposit Accounts. On February 7, 2003, the Company sold the deposit accounts at one of the banking offices in Pinellas County. Total deposits at this office were $11.7 million and the Company realized a net pretax gain of $200,000. The office was closed effective with the closing of this transaction.

7.	Reclassifications. Certain amounts in the 2002 condensed consolidated financial statements have been reclassified to conform to the 2003 presentation.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Review by Independent Certified Public Accountants

Hacker, Johnson & Smith PA, independent certified public accountants, have made a limited review of the financial data as of September 30, 2003, and for the three- and nine- month periods ended September 30, 2003 and 2002 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Independent Accountants’ Report

The Board of Directors

Madison BancShares, Inc. and Subsidiary

Palm Harbor, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Madison BancShares, Inc. and Subsidiary (the “Company”) as of September 30, 2003, the related condensed consolidated statements of earnings for the three- and nine- month periods ended September 30, 2003 and 2002 and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

October 10, 2003

MADISON BANCSHARES, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

or Plan of Operation

Forward Looking Statements

This document contains forward-looking statements as defined by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve substantial risks and uncertainties. When used in this document, or in the documents incorporated by reference, the words “anticipate”, “believe”, “estimate”, “may”, “intend” and “expect” and similar expressions are some of the forward-looking statements used in these documents. Actual results, performance, or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements. Factors which may cause results to change materially include competition, inflation, general economic conditions, changes in interest rates, and changes in the value of collateral securing loans Madison Bank has made, among other things.

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

Liquidity and Capital Resources

The Company’s primary source of cash during the nine months ended September 30, 2003, was from net deposit inflows of approximately $2.7 million, a net increase in Federal Home Loan Bank advances of approximately $7.7 million, principle repayments of securities available for sale of approximately $6.8 million and cash flows from operations of approximately $3.0 million. Cash was used primarily to originate net loans of approximately $14.5 million and to fund the sale of approximately $11.7 million in deposit accounts. At September 30, 2003, the Bank exceeded its regulatory liquidity requirements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit and construction loans and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the condensed consolidated balance sheet. The contract amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused lines of credit and construction loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

MADISON BANCSHARES, INC. AND SUBSIDIARY

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

A summary of the amounts of the Company’s financial instruments, which approximates fair value, with off-balance sheet risk at September 30, 2003, follows (in thousands):

Contract Amount
Commitments to extend credit	$8,898

Unused lines of credit and construction loans	$26,067

Standby letters of credit	$479

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Selected Financial Information

The following are presented for the dates and periods indicated:

	Nine Months Ended September 30, 2003		Year Ended December 31, 2002	Nine Months Ended September 30, 2002
Average equity as a percentage of average assets	7.90%		7.20%	7.19%

Equity to total assets at end of period	8.14%		7.50%	6.86%

Book value per share (2)	$7.85		$7.22	$6.96

Return on average assets (1)	1.08	%(3)	.92%	.89%

Return on average equity (1)	13.63	%(3)	12.78%	12.44%

Noninterest expenses to average assets (1)	3.23%		2.86%	2.81%

Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	0.17%		1.40%	1.31%

(1)	Annualized for the nine months ended September 30.

(2)	Adjusted for stock dividend and stock split.

(3)	Excluding the after tax gain on sale of deposit accounts during the period, return on average assets was .99% and the return of average equity was 12.55%.

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

	Three Months Ended September 30,
	2003			2002
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$166,857	2,846	6.82%	$150,685	2,838	7.53%
Securities	18,434	178	3.86	27,746	311	4.48
Other interest-earning assets (2)	1,592	8	2.01	1,435	12	3.34

Total interest-earning assets	186,883	3,032	6.49	179,866	3,161	7.03

Noninterest-earning assets	11,403			9,371

Total assets	$198,286			$189,237

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	65,151	123.76		61,802	229	1.48
Time deposits	71,446	631	3.53	81,087	799	3.94
Other interest-bearing liabilities (3)	22,856	176	3.08	14,911	143	3.84

Total interest-bearing liabilities	159,453	930	2.33	157,800	1,171	2.97

Noninterest-bearing liabilities	22,924			17,801
Stockholders’ equity	15,909			13,636

Total liabilities and stockholders’ equity	$198,286			$189,237

Net interest income		$2,102			$1,990

Interest-rate spread (4)			4.16%			4.06%

Net interest margin (5)			4.50%			4.43%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.17			1.14

(1)	Includes loans on nonaccrual status.

(2)	Includes Federal Home Loan Bank stock, federal funds sold and interest-bearing deposits.

(3)	Includes securities sold under agreements to repurchase, Federal Home Loan Bank advances and other borrowings.

(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(5)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2003			2002
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$160,756	8,520	7.07%	$144,254	8,162	7.54%
Securities	20,475	589	3.84	26,221	910	4.63
Other interest-earning assets (2)	2,937	45	2.04	4,485	76	2.26

Total interest-earning assets	184,168	9,154	6.63	174,960	9,148	6.97

Noninterest-earning assets	10,002			7,784

Total assets	$194,170			$182,744

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	65,633	472.96		59,768	656	1.46
Time deposits	72,855	1,967	3.60	79,522	2,428	4.07
Other interest-bearing liabilities (3)	16,886	469	3.70	13,848	407	3.92

Total interest-bearing liabilities	155,374	2,908	2.50	153,138	3,491	3.04

Noninterest-bearing liabilities	23,451			16,466
Stockholders’ equity	15,345			13,140

Total liabilities and stockholders’ equity	$194,170			$182,744

Net interest income		$6.246			$5,657

Interest-rate spread (4)			4.13%			3.93%

Net interest margin (5)			4.52%			4.31%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.19			1.14

(1)	Includes loans on nonaccrual status.

(2)	Includes Federal Home Loan Bank stock, federal funds sold and interest-bearing deposits.

(3)	Includes securities sold under agreements to repurchase, Federal Home Loan Bank advances and other borrowings.

(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(5)	Net interest margin is net interest income divided by average interest-earning assets.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2003 and 2002

General. Net earnings for the three-months ended September 30, 2003, were $561,000 or $.27 per basic and $.26 per diluted share compared to $483,000 or $.24 per basic and $.23 per diluted share for 2002. The increase in net earnings was due to an increase in net interest income after provision for loan losses and noninterest income, partially offset by an increase in noninterest expenses and the provision for income taxes.

Interest Income and Expense. Interest income decreased to $3.0 million for the three-month period ended September 30, 2003 from $3.2 million for the three months ended September 30, 2002. Interest on loans increased to $2,846,000 for the three-months ended September 30, 2003 compared to $2,838,000 in 2002 due to an increase in the average loan portfolio balance to $166.9 million from $150.7 million which was partially offset by a decrease in the weighted-average yield earned in 2003 to 6.82% from 7.53% in 2002 due to the lower interest rate environment. Interest on securities decreased for the three months ended September 30, 2003 to $178,000 from $311,000 in 2002. The decrease was due to a decrease in the weighted-average yield earned in 2003 to 3.86% from 4.48% in 2002 and a decrease in the average portfolio balance to $18.4 million in 2003 from $27.7 million in 2002, due to principal repayments on securities.

Interest expense on deposits decreased to $754,000 for the three-months ended September 30, 2003 from $1,028,000 in 2002. The decrease is due to a decrease in the average rate paid on interest-bearing deposits in 2003 to 2.21% from 2.88% in 2002, and a decrease in the average deposits in 2003 to $136.6 million compared to $142.9 million in 2002. The decrease in the average deposits balance in 2003 was due to the sale of $11.7 million in deposits on February 7, 2003.

Interest expense on other borrowings increased to $176,000 for the three-months ended September 30, 2003 from $143,000 for the three-months ended September 30, 2002. The increase is due to an increase in average other borrowings to $22.9 million in 2003 from $14.9 million in 2002, partially offset by a decrease in the weighted rate paid to 3.08% in 2003 from 3.84% in 2002.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Bank’s market areas, and other factors related to the collectibility of the Bank’s loan portfolio. The provision for loan losses was $121,000 for the three-month period ended September 30, 2003 compared to $110,000 for the same period in 2002. The allowance for loan losses is $2,420,000 at September 30, 2003. While management believes that its allowance for loan losses is adequate as of September 30, 2003, future adjustments to the Bank’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $510,000 in 2003 from $306,000 for the three-months ended September 30, 2002. The increase is primarily due to an increase on gain on sale of foreclosed real estate, an increase in service charges on deposit accounts and an increase in residential mortgage lending fees due to increased loan activity.

Noninterest Expense. Total noninterest expense increased to $1,586,000 for the three months ended September 30, 2003 from $1,407,000 for the comparable period ended September 30, 2002, primarily due to an increase in employee compensation and benefits of $141,000.

Income Taxes. Income taxes for the three months ended September 30, 2003, was $344,000 or 38.0% of earnings before income taxes compared to $296,000 or 38.0% for the period ended September 30, 2002.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2003 and 2002

General. Net earnings for the nine-months ended September 30, 2003, were $1,569,000 or $.77 per basic and $.73 per diluted share compared to $1,226,000 or $.62 per basic and $.58 per diluted share for 2002. Excluding the net after tax gain on the sale of deposit accounts, net earnings were $1,444,000 or $.71 per basic and $.67 per diluted share. The increase in net earnings was due to an increase in net interest income and noninterest income including the gain on sale of deposit accounts, partially offset by an increase in noninterest expenses and the provision for income taxes.

Interest Income and Expense. Interest income increased to $9,154,000 for the nine-month period ended September 30, 2003 from $9,148,000 for the nine months ended September 30, 2002. Interest on loans increased to $8.5 million for the nine-months ended September 30, 2003 compared to $8.2 million in 2002 due to an increase in the average loan portfolio balance to $160.8 million from $144.3 million which was partially offset by a decrease in the weighted-average yield earned in 2003 to 7.07% from 7.54% in 2002 due to the lower interest rate environment. Interest on securities decreased for the nine months ended September 30, 2003 to $589,000 from $910,000 in 2002. The decrease was due to a decrease in the weighted-average yield earned in 2003 to 3.84% from 4.63% in 2002 and a decrease in the average portfolio balance to $20.5 million in 2003 from $26.2 million in 2002, due to principal repayments on securities.

Interest expense on deposits decreased to $2,439,000 for the nine-months ended September 30, 2003 from $3,084,000 in 2002. The decrease is due to a decrease in the average rate paid on interest-bearing deposits in 2003 to 2.35% from 2.95% in 2002, and a decrease in the average deposits in 2003 to $138.5 million compared to $139.3 million in 2002. The decrease in average interest bearing deposits was due to the sale of $11.7 million in deposits on February 7, 2003.

Interest expense on other borrowings increased to $469,000 for the nine-months ended September 30, 2003 from $407,000 for the nine-months ended September 30, 2002. The increase is due to an increase in average other borrowings to $16.9 million in 2003 from $13.8 million in 2002, partially offset by a decrease in the weighted rate paid to 3.70% in 2003 from 3.92% in 2002.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Bank’s market areas, and other factors related to the collectibility of the Bank’s loan portfolio. The provision for loan losses was $364,000 for the nine-month period ended September 30, 2003 compared to $509,000 for the same period in 2002. The allowance for loan losses is $2,420,000 at September 30, 2003. While management believes that its allowance for loan losses is adequate as of September 30, 2003, future adjustments to the Bank’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $1,350,000 in 2003 from $678,000 for the nine- months ended September 30, 2002. The increase is primarily due to an increase in gain on sale of foreclosed real estate, an increase in service charges on deposit accounts, an increase in residential mortgage lending fees due to increased mortgage loan activity and a gain recognized on the sale of deposit accounts of $200,000.

Noninterest Expense. Total noninterest expense increased to $4.7 million for the nine months ended September 30, 2003 from $3.9 million for the comparable period ended September 30, 2002, primarily due to an increase in employee compensation and benefits of $505,000.

Income Taxes. Income taxes for the nine months ended September 30, 2003, was $961,000 or 38.0% of earnings before income taxes compared to $746,000 or 37.8% for the period ended September 30, 2002.

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

MADISON BANCSHARES, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit

* 2	Plan of acquisition, reorganization, arrangement, liquidation, or succession

* 3.1	Articles of Incorporation of Madison BancShares, Inc.

* 3.2	Bylaws of Madison BancShares, Inc. and Subsidiary

* 4	Sample Stock Certificate for Madison BancShares, Inc.

* 10.2	Employment Agreement of Robert McGivney

* 10.3	Employment Agreement of David Paetzold

* 10.5	Madison Bank Amended and Restated 1998 Key Employee Stock Compensation Program

* 10.6	Madison Bank Amended and Restated 1998 Director’s Stock Option Plan

** 10.7	Employment Agreement of Otho B. Young, III

***10.8	Employment Agreement of Martin W. Gladysz

11	Statement re: Computation of per Share Earnings at Footnote 3 of the Condensed Consolidated Financial Statements

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	These exhibits were filed with Madison’s Form 10-SB on June 8, 2001.

**	This exhibit was filed with Madison’s Form 10-KSB on March 17, 2003.

***	This exhibit was filed with Madison’s Form 10-QSB on August 8, 2003.

(b)	Reports on Form 8-K. There were two Form 8-K’s filed during the three months ended September 30, 2003.

On July 15, 2003, Madison Bancshares, Inc. released earnings for the three and six months ended June 30, 2003.

On July 22,2003, Madison Bancshares, Inc. announced the termination of O.B. Young, its Vice President and the Executive Vice President – Retail Banking of its wholly-owned subsidiary, Madison Bank.

MADISON BANCSHARES, INC. AND SUBSIDIARY

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MADISON BANCSHARES, INC. AND SUBSIDIARY (Registrant)

Date: October 27, 2003	By:	/s/ Robert B. McGivney
Robert B. McGivney, President and Chief Executive Officer

Date: October 27, 2003	By:	/s/ Martin W. Gladysz
Martin W. Gladysz, Chief Financial Officer and Treasurer