Form 10KSB
period 2003-12-31
MADISON BANCSHARES INC
filed 2004-03-29
CIK 1141106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Shares, 0.008 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

The issuer’s revenues for its most recent fiscal year: $13,834,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of March 15, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $27,640,840.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of March 15, 2004, the Issuer had 2,171,261 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format (Chek one):    Yes  ☐    No  ☒

i

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

The Bank

Madison Bank commenced banking operations in Palm Harbor, Florida, on December 15, 1985, as a state-chartered savings and loan association. Madison Bank converted to a state-commercial bank charter on June 30, 1997. In 2003, Madison Bank operated from three full-service banking offices, the main office in Palm Harbor, and branch offices in Tarpon Springs and Port Richey, Florida. In December, 2003 we began construction on our fourth office in New Port Richey, Florida. This freestanding location is expected to open in late Spring 2004. Madison Bank’s operations center and off-site executive offices are located in Palm Harbor. Our branch located in Largo, Florida was sold in February 2003. Madison Bank’s primary business is attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate loans and purchase investments.

Since converting to a commercial bank charter, Madison Bank has transitioned its loan portfolio from that of a traditional savings and loan, comprised of mostly conventional residential loans and home equity loans, to that of a commercial bank loan portfolio, comprised of commercial real estate, commercial and consumer loans, and adjustable rate mortgage loans. Madison Bank offers a broad range of retail and commercial banking products, including various types of deposit accounts and loans for businesses and consumers. Our primary source of business is customer referrals. As part of the community bank approach, officers actively participate in community activities and organizations.

Critical Accounting Policies

Our financial condition and results of operations are sensitive to accounting measurements and estimates of matters that are inherently uncertain. When applying accounting policies in areas that are subjective in nature, we must use our best judgment to arrive at the carrying value of certain assets. The most critical accounting policy we apply is related to the valuation of the loan portfolio.

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

Operating and Business Strategy

Our goal is to become one of the leading community banks in Pinellas and Pasco Counties. We accomplish this goal through steady and reasonable growth and a prudent business strategy that:

•	Provides personalized services;

•	Focuses on Madison’s immediate community;

•	Motivates employees;

•	Develops commercial lending relationships with small to medium-sized businesses;

•	Emphasizes mortgage banking activities by continuing to originate residential mortgage loans for Madison’s existing customers and to attract new customers; and

•	Maintains high credit quality.

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

Motivated Employees. Our employees are the key to our success. Through our experienced employees we are able to provide our Pinellas and Pasco County banking customers with a high level of service and attention. To this end, we hire banking professionals who are committed to providing a superior level of banking service and are willing to accept a significant degree of responsibility. Each employee focuses on the individual customer’s needs and strives to deliver the specific products and services that meet the customer’s financial goals.

Development of Commercial Lending Relationships. As part of our lending strategy, we concentrate on developing strong commercial lending and depository relationships with small to medium-sized businesses, entrepreneurs and professionals within our market who value personalized service and attention to their specific borrowing needs. Timely lending decisions and prompt, courteous service are very important. We believe that the strategy has and will continue to foster long-term, quality lending and deposit relationships.

Continued Residential Lending. In order to be a full service bank, we engage in residential lending activities, which include the origination and brokering of residential mortgage loans. Our strategy is to broker all of our long-term, fixed-rate residential mortgage loans while retaining our adjustable-rate and short-term, fixed-rate mortgage loan originations. Brokered mortgage loans in the secondary market provide additional non-interest income.

Maintaining High Credit Quality. A great deal of emphasis is placed on maintaining high asset quality. We believe that our generally high asset quality is principally due to strict underwriting criteria, the relationship of our lenders, senior officers, and directors with our customers and their knowledge of our primary market area.

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

Our Port Richey, Pasco County branch opened in December of 1999. This branch is located 12 miles from the Main Office, and as of December 31, 2003, had $19.3 million in deposits. According to the U.S. Census Bureau, Pasco County had a population of approximately 344,765, with tourism, real estate development, and agriculture as its primary industries. Pasco County is developing as a strong retirement community, and with the opening of a new expressway, many people live in Pasco and work in Pinellas and Hillsborough Counties.

In December 2000, we opened our third full-service branch in Tarpon Springs, North Pinellas County, Florida. This branch is located 6 miles from the Main Office. As of December 31, 2003, the Tarpon Springs Branch had $30.0 million in deposits. Tarpon Springs has a population of approximately 21,000, as of 2000, with tourism, small retail trade and a natural sponge industry as its primary businesses. Tarpon Springs has undergone a downtown historical revitalization and our branch site is located in the downtown area that has been a part of the city’s redevelopment.

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

Loan Strategy

Since 1996, we have emphasized originating commercial real estate, commercial and consumer loans. As the large out-of-state financial institutions acquire local banks, and shift the focus of the acquired banks away from servicing the needs of smaller businesses, we have been able to add owners of small to medium-sized businesses and local professionals to our customer base. To a lesser extent, we also originate and sell residential loans by offering various adjustable-rate and fixed-rate mortgage loan products.

Loan Activities

General. Our primary business emphasis is on making commercial business, commercial real estate and consumer loans. As of December 31, 2003, the net loan portfolio totaled $169.4 million, or 82.6% of total assets.

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

Other procedures have been put in place to assist us in maintaining the overall quality of our loan portfolio. These procedures include an independent credit analysis for all commercial credit relationships over $300,000. Loans are approved at various management levels up to and including the Board of Directors, depending on the amount of the loan. Authorized officers approve loans of less than $250,000. The President has loan authority up to $400,000 and the Chairman of the Board has loan authority up to $400,000. The Chief Loan Officer can approve loans up to $650,000 with the consent of the President or the Chairman. The President and Chairman have a combined lending authority of up to $1,000,000. Loans over $1,000,000 require approval by the Board of Directors. The Board of Directors reviews all new and renewed loans on a monthly basis. All unsecured loans in excess of $250,000 require approval of the Board of Directors.

Competitive factors such as the demand for such loans and the supply of funds available for lending purposes effect interest rates that we charge on our loans. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

Commercial Real Estate Loans. Our commercial real estate loans are secured primarily by office, warehouse, mobile home parks, multi-family, motel and retail business properties located in Pinellas, Pasco and Hillsborough Counties. Commercial real estate loans may be amortized up to 25 years, with interest rate resets at three to five-year intervals and maturities generally of five to fifteen years. Because payments on loans secured by commercial property depend to a large degree on results of operations and management of the properties, adverse conditions in the real estate market or the economy may affect the risk of nonpayment of such loans. Our loan policy for real estate loans generally requires that collateral be appraised by an independent, outside appraiser approved by our Board of Directors.

In general, we do not usually offer fixed-rate commercial real estate loans. Commercial real estate loans are originated with a loan-to-value ratio generally not exceeding 80%. However, loans secured by this type of collateral will continue to be a part of our future loan portfolio. Commercial real estate loans are generally larger and involve a greater degree of risk than residential mortgage loans.

Our policy for real estate loans is to have a valid mortgage lien on real estate securing the loan and a title insurance policy which insures the validity and priority of the lien. Borrowers must also obtain hazard insurance policies prior to closing, and when the property is in a flood prone area, flood insurance is required. Most real estate loans also require the borrower to advance funds on a monthly basis, together with each payment of principal and interest, to a mortgage escrow account from which disbursements are made for items such as real estate taxes and property insurance.

We are permitted to lend up to 100% of the appraised value of the real property securing a mortgage loan. However, if the amount of a conventional, residential loan (including a construction loan or a combination construction and permanent loan) originated or refinanced exceeds 80% of the appraised value or the purchase price, whichever is less, we obtain private mortgage insurance on that portion of the principal amount of the loan that exceeds 80% of the value of the property. We will originate single-family residential mortgage loans with up to a 90% loan-to-value ratio if the required private mortgage insurance is obtained. Loans over 95% loan-to-value ratio are limited to special community support programs or one of the FHA, VA, or Farmers Home Administration guarantee or insurance programs. The loan-to-value ratio on a home secured by a junior lien generally does not exceed 85%, including the amount of the first mortgage on the collateral. With respect to home loans granted for construction or construction/permanent financing, we will lend up to 80% of the appraised value of the property on an “as completed” basis.

Commercial Loans. Our commercial loans are business loans that are not secured by real estate. While we have made Small Business Administration loans, we generally will underwrite this type of loan for our own portfolio utilizing other sources of collateral and a maximum loan to value ratio of 80%. In most cases, personal guarantees are required of principals. The risk associated with originating commercial loans is that the business assets of the maker tend to fluctuate with the business cycle resulting in our collateral being sold when less than ideal economic conditions exist.

Residential Loans. We currently originate fixed-rate residential mortgage loans and adjustable rate mortgages “ARM” loans with terms of up to 30 years. The residential ARM loans currently offered have interest rates that are fixed for a period of one, three or five years. After the initial period the interest rate is adjusted annually based upon an index such as the yield on treasury securities adjusted to a one-year maturity, plus a margin. Most of our ARM loans limit the amount of any increase or decrease in the interest rate at each adjustment and over the life of the loan. Typical limitations are 2% for each adjustment with a limit of 6% over the life of the loan. ARM loans may be offered with different annual and life-of-loan interest change limits, shorter or longer adjustment periods and different base indices as may be appropriate to meet market demands, portfolio needs, and Madison’s interest rate risk management goals. While the initial rate on ARM loans may be below a fully indexed rate, the loan is always underwritten based on the borrower’s ability to pay at the interest rate which would be in effect after adjustment of the loan. Some ARM loans include features that allow the borrower, under special conditions, to convert the loan to a fixed rate at the then prevailing market rates. While ARM loans reduce the risks associated with changes in interest rates, they involve other risks. As interest rates increase, the borrower’s required payments increase, thus increasing the potential for default. The level of interest rates also affects marketability of real estate loans.

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

Consumer Loans. Our consumer loans are loans to natural persons for personal, family or household purposes, and these loans may be unsecured, secured by personal property or secured by liens on real estate which, when aggregated with prior liens, equal or exceed the appraised value of the collateral property. We make various types of consumer loans, including automobile and boat loans, but primarily home equity loans.

Consumer loans are originated in order to provide a range of financial services to customers and to create stronger ties to our customers. The shorter term and normally higher interest rates on such loans helps maintain a profitable spread between our average loan yield and its cost of funds. The terms of consumer loans generally range from one to five years. Underwriting standards for consumer loans include an assessment of the applicant’s repayment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. Consumer loans generally involve more credit risks than mortgage loans because of the type and nature of the collateral or absence of collateral. Consumer loan repayments are dependent on the borrower’s continuing financial stability, and are likely to be adversely affected by job loss, divorce or illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance. However, we believe that the yields earned on consumer loans are commensurate with the credit risk associated with such loans and therefore, we intend to continue to increase our investment in these types of loans.

Income from Loan Activities. Fees are earned in connection with loan commitments and originations, loan modifications, document preparation, late payments, changes of property ownership and for miscellaneous services related to loans. Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent upon prevailing interest rates and their effect on the demand for loans in our primary service area.

Loan fees typically are charged at the time of loan origination and may be a flat fee or a percentage of the loan. Under current accounting standards the total amount of such fees cannot generally be recognized as income immediately, rather a portion of the fees are deferred and taken into income over the contractual life of the loan using a level yield method. If a loan is prepaid or refinanced, all remaining deferred fees with respect to such loan are taken into income at that time.

Non-performing Loans and Real Estate Owned. When a borrower fails to make a required payment on a loan, our loan officers attempt to collect the payment by contacting the borrower. If a payment on a loan has not been received by the end of a grace period (usually 10 days from the payment due date), notices are sent, with follow-up contacts made thereafter. In most cases, delinquencies are cured promptly. If the delinquency exceeds 29 days and is not cured through normal collection procedures, more formal measures are instituted to remedy the default, including the commencement of foreclosure proceedings. We will then attempt to negotiate with the delinquent borrower to establish a satisfactory payment schedule.

A loan is generally placed on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days are placed on non-accrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as non-accrual are recorded as a reduction of principal as long as doubt exists as to collection. If foreclosure is required, when completed, the property is sold at a public auction in which we will generally participate as a bidder. If we are the successful bidder, the acquired real estate property is then included in foreclosed real estate until it is sold. We are permitted under federal regulations to finance sales of OREO which may involve more favorable interest rates and terms than generally would be granted under normal underwriting guidelines.

Asset Classification

The Federal Deposit Insurance Corporation (“FDIC”) and state banking examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the weaknesses are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and that there is a high possibility of loss. An asset classified as a loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as a loss, the insured institution establishes specific allowance for loan losses for the full amount of the portion of the asset classified as a loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not warrant classification in one of the aforementioned categories, but possess weaknesses, are classified as special mention and are closely monitored.

Provision for Losses on Loans

The allowance for loan losses is established through a provision for loan losses charged against earnings. Loans are charged against the allowance when our management believes that the collectibility of the principal is unlikely. The allowance is an estimated amount that we believe will be adequate to absorb losses inherent in our loan portfolio based on evaluations of its collectibility. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower’s ability to pay. While we use the best information available to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

Deposit Strategy

Relationship deposit accounts are the centerpiece of our customer deposit strategy. A broad selection of deposit accounts such as checking, NOW accounts, regular savings and money market accounts each tailored to meet individual customers and commercial business needs are offered in our primary geographic markets of Pinellas and Pasco counties, Florida. Term certificate of deposit and retirement savings plans are offered at competitive rates and maturities. Deposit account terms are established by management with the needs of our individual and commercial customers in mind. Deposit interest rates are set weekly by management. To a lesser extent, deposits are also generated on a national basis to supplement local deposits when rates and available terms are favorable. Deposits at December 31, 2003 were down $7.2 million or 4.4% from December 31, 2002, primarily resulting from the sale of the Largo office deposits.

Personnel

The executive officers of Madison BancShares are also the executive officers of Madison Bank. As of December 31, 2003, we had 60 full-time employees, 9 part-time employees, and 65 full-time equivalents. Our employees are not represented by any collective bargaining group. We believe that our relations with our employees are good.

Our employees are covered by a comprehensive employee benefits program which provides for, among other benefits, hospitalization and major medical insurance, long-term disability insurance, life insurance, and education assistance. We consider our employee benefits to be generally competitive with employee benefits provided by other major employers in our geographic market area.

SUPERVISION AND REGULATION

General

As a registered bank holding company, we are subject to an extensive body of state and federal banking laws and regulations which impose specific requirements and restrictions on virtually all aspects of our operations. We are affected by government monetary policy and by regulatory measures affecting the banking industry in general.

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

Madison BancShares

Madison BancShares is a bank holding company within the meaning of the Bank Holding Company Act of 1956. As such, we are required to file annual reports and other information with the Federal Reserve regarding our business operations and those of our subsidiary. We are also subject to the supervision of, and to periodic inspections by, the Federal Reserve.

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

In accordance with Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve’s policy, we may be required to provide financial support to Madison Bank at a time when, absent such Federal Reserve policy, it might not be deemed advisable to provide such assistance. Under the Bank Holding Company Act, the Federal Reserve may also require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that the activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

Madison Bank

As a state-chartered bank, Madison Bank is subject to the supervision and regulation of the Florida Department of Financial Services and the FDIC. The FDIC insures the deposits of Madison Bank for a maximum of $100,000 per deposit. For this protection, Madison Bank must pay a semi-annual statutory assessment and comply with the rules and regulations of the FDIC. The assessment levied on a bank for deposit insurance varies, depending on the capital position of each bank, and other supervisory factors. Currently, our subsidiary bank is subject to the statutory assessment.

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

Federal Reserve System

The Federal Reserve regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $45.4 million or less (subject to adjustment by the Federal Reserve) and an initial reserve of $1,164,000 plus 10% in excess of $45.4 million. The first $6.6 million of otherwise reversible balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. We are in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the FDIC. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce our interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve “discount window,” however, Federal Reserve regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve.

Dividends

Our ability to pay cash dividends will depend almost entirely upon the amount of dividends that Madison Bank is permitted to pay by statutes or regulations. Additionally, the Florida Business Corporation Act provides that we may only pay dividends if the dividend payment would not render us insolvent, or unable to meet our obligations as they come due.

The Florida Department of Financial Services limits a bank’s ability to pay dividends. As a state-chartered bank, Madison Bank is subject to regulatory restrictions on the payment of dividends, including a prohibition of payment of dividends from the banks’ capital under certain circumstances without the prior approval of the Florida Department of Financial Services and the FDIC. Except with the prior approval of the Florida Department of Financial Services, all dividends of any Florida bank must be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts. In addition, a state-chartered bank in Florida is required to transfer at least 20% of its net income to surplus until their surplus equals the amount of paid-in capital.

Other Laws

State usury and credit laws limit the amount of interest and various other charges collected or contracted by a bank on loans. Our loans are also subject to federal laws applicable to credit transactions, such as the:

•	Federal Truth-In-Lending Act, which governs disclosures of credit terms to consumer borrowers;

•	Community Reinvestment Act, which requires financial institutions to meet their obligations to provide for the total credit needs of the communities they serve, including investing their assets in loans to low- and moderate-income borrowers;

•	Home Mortgage Disclosure Act requiring financial institutions to provide information to enable public officials to determine whether a financial institution is fulfilling its obligations to meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibitive factors in extending credit;

•	Real Estate Settlement Procedures Act, which requires lenders to disclose certain information regarding the nature and cost of real estate settlements, and prohibits certain lending practices, as well as limits escrow account amounts in real estate transactions;

•	Fair Credit Reporting Act governing the manner in which consumer debts may be collected by collection agencies; and

•	Rules and regulations of various federal agencies charged with the responsibility of implementing such federal laws.

Our operations are also subject to the:

•	Privacy provisions of the Gramm-Leach-Bliley Act of 1999, which requires us to maintain privacy policies intended to safeguard consumer financial information, to disclose these policies to our customers, and allow customers to “opt out” of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions;

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	Electronic Funds Transfer Act and Regulation E, which govern automatic deposits to, and withdrawals from, deposit accounts and customers’ rights and liabilities arising from the use of debit cards, automated teller machines and other electronic banking services.

Interstate Banking and Branching

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, eligible bank holding companies in any state are permitted, with Federal Reserve approval, to acquire banking organizations in any other state. The Interstate Banking and Branching Efficiency Act also removed substantially all of the prohibitions on interstate branching by banks. The authority of a bank to establish and operate branches within a state, however, continues to be subject to applicable state branching laws. Under current Florida law, Madison Bank is permitted to establish branch offices throughout Florida with the prior approval of either the OCC or the Florida Department of Financial Services and the FDIC. In addition, with prior regulatory approval, Madison would be able to acquire existing banking operations in other states.

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

After the September 11, 2001 terrorist attacks in New York and Washington, D.C., the United States government acted in several ways to tighten control on activities perceived to be connected to money laundering and terrorist funding. A series of orders were issued which identify terrorists and terrorist organizations and require the blocking of property and assets of, as well as prohibiting all transactions or dealings with, such terrorists, terrorist organizations and those that assist or sponsor them. The USA Patriot Act:

•	Substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States;

•	Imposes new compliance and due diligence obligations;

•	Creates new crimes and penalties;

•	Compels the production of documents located both inside and outside the United States; including those of foreign institutions that have a correspondent relationship in the United States; and

•	Clarifies the safe harbor from civil liability to customers.

In addition, the United States Treasury Department issued regulations in cooperation with the federal banking agencies, the Securities and Exchange Commission, the Commodity Futures Trading Commission and the Department of Justice to:

•	Require customer identification and verification;

•	Expand the money-laundering program requirement to the major financial services sectors; including insurance and unregistered investment companies, such as hedge funds; and

•	Facilitate and permit the sharing of information between law enforcement and financial institutions, as well as among financial institutions themselves.

The United States Treasury Department also has created the Treasury USA Patriot Act Task Force to work with other financial regulators, the regulated community, law enforcement and consumers to continually improve the regulations.

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

Item 2: Description of Property.

The following table sets forth information with respect to Madison’s offices as of December 31, 2003.

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

We lease our executive offices and the Port Richey branch. As of December 31, 2003, the rent on the executive offices is $4,060.65 per month. The lease is for three years with three options to renew for an additional one year each. The lease would expire on October 31, 2008 if all options were exercised. The rent for the Port Richey branch is $2,829.55 per month. The rent for that location is adjusted according to the consumer price index annually with a cap of 3%. The lease has a five-year term with two options to renew for additional five year periods. The lease would expire on November 30, 2014, if both five-year options were exercised.

Item 3. Legal Proceedings.

There are no pending legal proceedings to which we are a party or to which any of our properties are subject.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

On December 27, 2001, our stock began trading on The NASDAQ SmallCap Market under the symbol “MDBS”. As of January 23, 2004, there were 136 registered holders of common stock of the Company and approximately 360 street name holders.

We have paid the following cash and stock dividends to our shareholders:

Date	Amount	Cash/Stock
11-15-01	$0.05 per share	Cash
05-24-02	$0.06 per share	Cash
12-23-02	5% of outstanding shares	Stock
05-30-03	$0.06 per share	Cash

Restrictions on our ability to pay dividends are discussed on the Supervision and Regulation Section. Shareholders of record on May 5, 2003 received a five for four stock split on May 15, 2003.

On March 15, 2004, the closing sales price of our common stock was $20.00. At December 31, 2003, the closing sales price of our stock was $15.97. The following table sets forth the high and low bid price for our common stock as shown on Yahoo! Finance.

	Calendar Year
	2003		2002
	Low$	High$	Low$	High$
First Quarter*	11.75	13.32	7.32	8.49
Second Quarter*	12.59	14.89	8.30	12.02
Third Quarter*	12.23	13.75	10.81	12.08
Fourth Quarter*	13.00	16.80	10.58	12.35

•	Adjusted for stock dividends and split

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans*
Equity compensation plans approved by security holders	190,937	$6.22	69,385
Equity compensation plans not approved by security holders	None	—	—

Total	190,937	6.22	69,385

*	Excludes securities reflected in first column.

We have stock option plans for certain officers and directors. The options vest over a five year period from date of grant and are then exercisable for up to an eight year period. At December 31, 2003, 69,385 options remain available for grant.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Selected Financial Data

The following table presents selected financial data for the years-ended December 31, 2003, 2002, and 2001. The data should be read in conjunction with Madison’s financial statements, including the related notes, and “Management’s Discussion and Analysis or Plan of Operation.”

	At or for the Year Ended December 31
	2003	2002	2001
	(In thousands, except per share data)
Selected Balance Sheet Data:
Total assets	$204,909	$194,109	$166,531
Cash and cash equivalents	6,212	10,890	2,801
Securities available for sale	20,454	23,868	20,882
Loans, net	169,367	152,679	137,601
Deposit accounts	156,245	163,395	137,084
Stockholders’ equity	16,726	14,558	12,253

Selected Operating Data:
Total interest income	12,207	12,408	12,147
Total interest expense	3,793	4,657	6,299
Net interest income	8,414	7,751	5,848
Provision for loan losses	405	618	428
Net interest income after provision for loan losses	8,009	7,133	5,420
Non-interest income	1,627	962	715
Non-interest expenses	6,134	5,334	4,390
Net earnings	2,171	1,715	1,093

Per Share Date:*
Basic earnings per share	1.06	.86	0.56
Diluted earnings per share	1.02	.82	0.54
Book value per share	8.17	7.22	6.25

Performance Ratios:
Return on average assets (R.O.A.)	1.11%	0.92%	0.67%
Return on average equity (R.O.E.)	13.82	12.78	9.11
Interest-rate spread during the period	4.09	3.98	3.20
Net interest margin	4.47	4.35	3.75
Non-interest expense to average assets	3.13	2.86	2.70

Other Ratios and Data:
Average equity to average assets	8.02	7.20	7.37
Allowance for loan losses as a percentage of total loans outstanding.	1.43	.33	1.06
Net recoveries (charge-offs) as a percent of average loans	(0.01)	(0.03)	0.07
Nonperforming loans to total loans	.12	1.75	1.06
Allowance for loan losses as a percent of nonperforming loans	1,236.87	75.86	100.27
Nonperforming loans and foreclosed real estate as a percentage of total assets	.10	1.40	0.85
Total number of full-service banking offices	3	4	4

*	All per share information is presented to reflect the 5% stock dividends declared May 15, 2000, December 20, 2000, May 15, 2001 and December 23, 2002, and the five for four stock split declared on May 5, 2003.

Management’s Discussion and Analysis

or Plan of Operation

General

Madison Bank is a state-chartered commercial bank incorporated under the laws of the State of Florida. The deposits of Madison Bank are insured by the FDIC. Madison Bank currently provides a variety of banking services to small and middle-market businesses and individuals through our two banking offices located in Pinellas County, Florida and one banking office in Pasco County, Florida.

Liquidity and Capital Resources

A state-chartered commercial bank is required under Florida Law and FDIC regulations to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total non-transaction accounts subject to certain restrictions. The reserve may consist of cash-on-hand, demand deposits due from correspondent banks, and other investments and short-term marketable securities. At December 31, 2003, we exceeded our regulatory liquidity requirements.

Our primary source of funds during the year ended December 31, 2003 was from an increase in Federal Home Loan Bank advances of $16.1 million and principal repayments on securities available for sale of $8.2 million.

Our primary use of funds during the year ended December 31, 2003 was to originate net loans of $17.3 million and fund the sale of approximately $11.7 million of deposit accounts at one of our banking offices that was closed.

At December 31, 2003, outstanding commitments to originate loans totaled $9.5 million and commitments to borrowers for available lines of credit and construction loans totaled $25.3 million.

Credit Risk

Our primary business includes making commercial loans, primarily secured by commercial real estate, and to a lesser extent single family residential loans and consumer loans. That activity entails potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond our control. While underwriting guidelines and credit review procedures have been instituted to protect us from avoidable credit losses, some losses will inevitably occur. At December 31, 2003, we had $198,000 in nonperforming loans and no foreclosed real estate.

Non-performing Assets

All loans past due 90 days are placed on non-accrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as non-accrual are recorded as a reduction of principal as long as doubt exists as to collection.

At December 31, 2003, 2002, 2001 and 1999 respectively, we had $198,000, $2.7 million, $1.5 million and $200,000 in non-accruing loans. At December 31, 2000 we had no non-accruing loans.

The following table presents information on our total allowance for loan losses, as well as the allocation of such amounts to the various categories of loans (dollars in thousands):

	At December 31
	2003		2002		2001		2000		1999
	Amt	% of Loans to Total Loans	Amt	% of Loans to Total Loans	Amt	% of Loans to Total Loans	Amt	% of Loans to Total Loans	Amt	% of Loans to Total Loans
Commercial real estate	$2,300	85.0%	$1,922	81.5%	$1,369	79.8%	$869	72.8%	$679	63.4
Commercial	100	6.2	87	5.8	70	5.0	49	4.6	77	6.1
Residential real estate	11	5.7	17	8.9	17	12.0	22	18.3	31	29.2
Consumer Equity lines of credit and second mortgages	38	3.1	32	3.8	21	3.2	26	4.3	15	1.3

	$2,449	100%	$2,058	100%	$1,477	100%	$966	100%	$802	100%

The following table sets forth information with respect to the activity of our allowance for loan losses (dollars in thousands):

	At Deccember 31
	2003	2002	2001	2000	1999
Average loans outstanding	$165,302	$147,629	$126,151	$103,503	$89,564

Allowance at beginning of period	2,058	1,477	966	802	798
Charge-Offs:

Commercial	—	(21)	—	(200)	(132)

Residential real estate	—	—	—	—	—

Consumer	(26)	(32)	—	(12)	—

Total loans charged-off	(26)	(53)	—	(212)	(132)

Recoveries	12	16	83	7	27

Net (charge-offs) recoveries	(14)	(37)	83	(205)	(105)
Provision for loan losses charged to operating expenses	405	618	428	369	109

Allowance at end of period	$2,449	$2,058	$1,477	$966	$802

Net recoveries (charge-offs) to average loans outstanding	(0.01)%	(0.03)%	.07%	.20%	.12%

Allowance as percent of total loans	1.43%	1.33%	1.06%	.84%	.85%

Allowance as percent of non-performing loans	1,236.87%	75.9%	100.27%	N/A	N/A

Total loans at end of period	$172,151	$155,036	$139,394	$115,362	$94,111

Loan Portfolio Composition

Our commercial real estate loans comprise the largest group of loans in our loan portfolio. Commercial real estate loans amounted to $146.4 million or 85.0% of the total loan portfolio as of December 31, 2003.

Commercial loans comprise the second largest group of loans in our portfolio amounting to $10.6 million, or 6.2% of the total loan portfolio as of December 31, 2003. Residential real estate loans consist of $9.8 million or 5.7% of the total loan portfolio.

The following table sets forth the composition of our loan portfolio (dollars in thousands):

	At December 31,
	2003		2002		2001		2000		1999
	Amt	% of Total	Amt	% of Total	Amt	% of Total	Amt	% of Total	Amt	% of Total
Commercial real estate	$146,371	85.0%	$126,346	81.5%	$111,295	7.98%	$83,997	72.8%	$59,592	63.4%
Commercial	10,599	6.2	8,944	5.8	7,011	5.0	5,258	4.6	5,770	6.1
Residential real estate	9,768	5.7	13,838	8.9	16,643	12.0	21,139	18.3	27,484	29.2
Consumer Equity lines of credit and second mortgages	5,413	3.1	5,908	3.8	4,445	3.2	4,968	4.3	1,265	1.3

Subtotal	172,151	100%	155,036	100%	139,394	100%	115,362	100%	94,111	100%

Net deferred loan fees	(335)		(299)		(316)		(283)		(149)

Allowance for loan losses	(2,449)		(2,058)		(1,477)		(966)		(802)

Loans, net	$169,367		$152,679		$137,601		$114,113		$93,160

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

All securities held at December 31, 2003, 2002 and 2001 have been classified as available for sale.

Securities Portfolio. The following table sets forth the carrying value of our securities portfolio (dollars in thousands):

	At December 31,
	2003	2002	2001
Securities Available for Sale:
U.S. Government agency mortgage-backed securities	$12,966	$16,254	$19,350
U.S. Government agency securities	604	922	—
Other securities	6,884	6,692	1,532

Total	$20,454	$23,868	$20,882

Investment Maturities. The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio as follows (dollars in thousands):

	One Year or Less		After One Year To Five Years		After Five Years		Total
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield
Securities Available for Sale: December 31, 2003:
U.S. Government agency mortgage-backed securities	$—	—	$781	3.83%	$12,185	3.95%	$12,966	3.94%
U.S. Government agency securities	—	—	—	—	604	1.42%	604	1.42%
Other securities	4,183	3.67%	2,301	6.06%	400	3.23%	6,884	4.45%

Total	$4,183	3.67%	$3,082	5.49%	$13,189	3.81%	$20,454	4.04%

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and percentages (set forth in the table below) of regulatory capital (as defined in the regulations). As of December 31, 2003, we met all capital adequacy requirements to which we are subject at the holding company ($ in thousands).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
As of December 31, 2003:
Total capital (to Risk-Weighted Assets):
Consolidated	$18,853	10.40%	$14,510	8.00%	N/A	N/A
Bank	20,622	11.38	14,507	8.00	$18,133	10.00%
Tier I Capital (to Risk-Weighted Assets):
Consolidated	16,584	9.14	7,255	4.00	N/A	N/A
Bank	18,359	10.13	7,253	4.00	10,879	6.00
Tier I Capital (to Average Assets):
Consolidated	16,584	8.24	8,050	4.00	N/A	N/A
Bank	18,359	9.13	8,045	4.00	10,058	5.00
As of December 31, 2002:
Total capital (to Risk-Weighted Assets):
Consolidated	$16,371	9.79%	$13,364	8.00%	N/A	N/A
Bank	18,207	10.89	13,375	8.00	$16,719	10.00%
Tier I Capital (to Risk-Weighted Assets):
Consolidated	14,313	8.56	6,688	4.00	N/A	N/A
Bank	16,149	9.66	6,687	4.00	10,030	6.00
Tier I Capital (to Average Assets):
Consolidated	14,313	7.28	7,865	4.00	N/A	N/A
Bank	16,149	8.23	7,849	4.00	9,811	5.00

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

At December 31, 2003, our cumulative positive gap at the one year measurement period was $3.1 million. This positive gap reflects our large deposit base of savings, NOW and money market deposits that totaled $63.4 million for the period ended. Much of the industry moves one-half of these deposits to the longest term repricing maturity. In accordance with this practice, management has classified one-half of our deposits as long-term. Our strategy is to continue to build this portion of the deposit portfolio as these deposits are considered core deposits, and more importantly, have limited rate sensitivity in an increasing rate environment while they are a less costly source of traditional funding.

The following table sets forth certain information regarding our interest-earning assets and interest-bearing liabilities at December 31, 2003, that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

	Three Months	More Than Three Months to Six Months	More Than Six Months to One Year	More Than One Year to Five Years	More Than Five Years to Ten Years	Over Ten Years	Total
Loans(1)	$59,559	$6,204	$12,373	$89,562	$2,727	$1,726	$172,151
Securities available for sale(2)	8,321	1,425	644	2,889	3,331	3,844	20,454
Other securities(3)	983					1,316	2,299

Total rate-sensitive assets	68,863	7,629	13,017	92,451	6,058	6,886	194,904

Deposit accounts(4):
Savings, NOW and money market deposits	31,719	—	—	—	—	31,718	63,437
Time deposits	11,893	8,991	21,604	24,237	1,140	5	67,870
Federal Home Loan Bank advances	9,125	—	—	12,000	5,000	—	26,125
Other borrowings	3,030						3,030

Total rate-sensitive liabilities	55,767	8,991	21,604	36,237	6,140	31,723	160,462

GAP repricing differences	13,096	(1,362)	(8,587)	56,214	(82)	(24,837)	34,442

Cumulative GAP	13,096	11,734	3,147	59,361	59,279	34,442

Cumulative GAP/total assets	6.4%	5.7%	1.5%	29.0%	28.9%	16.8%

(1)	In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.
(2)	Securities are scheduled according to their respective repricing and maturity dates.
(3)	Includes Federal Home Loan Bank stock, federal funds sold and interest-bearing deposits with banks.
(4)	Half of the savings, NOW and money-market deposits are regarded as ready accessible withdrawable accounts, while the other half is considered core deposits and moved to the longest term reprice maturity. Time deposits are scheduled through the maturity dates.

The following table reflects the contractual principal repayments by period of our loan portfolio at December 31, 2003 (dollars in thousands):

	Commercial Real Estate	Commercial	Residential Real Estate	Consumer Equity Lines of Credit and Second Mortgage	Total
Due within one year	$7,934	$2,485	$589	$829	$11,837
Due after one through five years	44,841	3,218	1,903	3,132	53,094
Due after five years	93,596	4,896	7,276	1,452	107,220

Total	$146,371	$10,599	$9,768	$5,413	$172,151

At December 31, 2003, of the $160.3 million of loans due after one year, 6.8% of such loans have fixed rates of interest and 93.2% have adjustable rates.

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

The following table sets forth total loans originated, sold and repaid (dollars in thousands):

	Year Ended December 31,
	2003	2002	2001
Originations:
Commercial real estate	$77,226	$57,669	$47,605
Commercial	7,867	9,292	5,957
Residential real estate	1,513	2,084	859
Consumer Equity lines of credit and second mortgage	3,667	2,672	4,039

Total loans originated	$90,273	$71,717	58,460
Less:
Principal reductions	(68,091)	(49,967)	(42,561)
Loans sold, primarily participations	(5,067)	(6,108)	(5,422)

Increase in total loans	$17,115	$15,642	$10,477

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

Deposits. Deposits are attracted principally from our primary geographic market area, Pinellas and Pasco Counties, Florida. A broad selection of deposit instruments including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificate accounts and retirement savings plans (such as IRA accounts) are offered. Certificate of deposit rates and maturities are established to match the rates and maturities of earning assets. Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. Commercial banking relationships have been emphasized in an effort to increase demand deposits as a percentage of total deposits. Deposit interest rates are set weekly by management based on a review of our funding needs, deposit flows for the previous week, a survey of rates among competitors and other financial institutions in Florida.

At December 31, 2003, we had $6.6 million in certificates of deposits which have a weighted interest rate of 9.54%. These certificates of deposit were originated in 1988 and have up to five years remaining on their term. Madison no longer offers certificate of deposit product with extended maturities.

The following table shows the distribution of, and certain other information relating to, our deposit accounts by type (dollars in thousands):

	At December 31,
	2003		2002		2001
	Amt	% of Deposits	Amt	% of Deposits	Amt	% of Deposits
Noninterest-bearing demand deposits	$24,938	15.9%	$15,771	9.7%	$11,164	8.1%
Savings, NOW and money-market deposits	63,437	40.6	68,334	41.8	53,727	39.2

Subtotal	88,375	56.5	84,105	51.5	64,891	47.3

0% - 2.99%	36,730	23.5	32,805	20.1	2,496	1.8
3.00% - 3.99%	16,032	10.3	25,026	15.3	12,141	8.9
4.00% - 4.99%	7,227	4.6	12,395	7.6	14,230	10.4
5.00% - 5.99%	306.2		1,180	0.7	19,938	14.5
6.00% - 6.99%	851.5		1,128	0.7	15,983	11.7
7.00% - 7.99%	132.1		118	—	1,197	0.9
8.00% - 8.99%	27.0		318	0.2	315	0.2
9.00% - 9.99%	5,532	3.6	5,350	3.3	5,013	3.7
10.00% - 10.99%	1,033.7		970	0.6	880	0.6

Total certificates of deposit	67,870	43.5	79,290	48.5	72,193	52.7

Total deposits(*)	$156,245	100%	$163,395	100%	$137,084	100%

(*)	The deposit portfolio does not contain a concentration from any one depositor or related group of depositors.

Jumbo certificates ($100,000 and over) mature as follows (dollars in thousands):

At December 31, 2003
Due three months or less	$3,563
Due over three months to six months	3,624
Due over six months to one year	10,857
Due over one year	9,954

Total	$27,998

The following table sets forth the net deposit flows of Madison during the periods indicated (dollars in thousands):

	Year Ended December 31,
	2003	2002	2001
Net increase (decrease) before interest credited	$(9,997)	$22,606	$(2,247)
Net interest credited	3,047	3,705	5,456

Net deposit (decrease) increase	$(6,950)	$26,311	$3,209

Results of Operations

The following table sets forth, for the periods indicated, information regarding:

•	The total dollar amount of interest and dividend income of Madison from interest-earning assets and the resultant average yields;

•	The total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost;

•	Net interest income;

•	Interest-rate spread;

•	Net interest margin; and

•	Average balances are based on average daily balances.

	Year Ended December 31,
	2003			2002			2001
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$165,302	$11,370	6.88%	$147,629	$11,156	7.56%	$126,151	$10,743	8.51%
Securities	20,135	782	3.88	25,991	1,156	4.45	21,888	1,073	4.90
Other interest-earning assets(2)	2,597	55	2.12	4,496	96	2.14	7,892	331	419

Total interest-earning assets	188,034	12,207	6.49	178,116	12,408	6.97	155,931	12,147	7.79

Noninterest-earning assets	7,934			8,313			6,777

Total assets	$195,968			$186,429			$162,708

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	65,468	595.91		61,545	885	1.44	49,159	1,192	2.42
Time deposits	71,969	2,545	3.54	80,189	3,227	4.02	78,953	4,706	5.96
Federal Home Loan Bank advances and other borrowings	20,761	653	3.15	13,896	545	3.92	9,057	401	4.43

Total interest-bearing liabilities	158,198	3,793	2.40	155,630	4,657	2.99	137,169	6,299	4.59

Noninterest-bearing demand deposits	18,144			14,414			12,388
Noninterest-bearing liabilities	3,917			2,966			1,154
Stockholders’ equity	15,709			13,419			11,997

Total liabilities and stockholders’ equity	195,968			$186,429			$162,708

Net interest income		$8,414			$7,751			$5,848

Interest-rate spread(3)			4.09%			3.98%			3.20%

Net interest margin(4)			4.47%			4.35%			3.75%

Ratio of average interest-earning assets to average interest-bearing liabilities		1.19		1.14			1.14

(1)	Includes loans on non-accrual status.
(2)	Includes interest-bearing deposits with banks, federal funds sold and Federal Home Loan Bank stock.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income and interest expense of Madison for the period indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

•	Changes in rate (change in rate multiplied by prior volume);

•	Changes in volume (change in volume multiplied by prior rate); and

•	Changes in rate-volume (change in rate multiplied by change in volume), (in thousands).

	Year Ended December 31, 2003 vs. 2002 Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$(1,002)	$1,336	$(120)	$214
Securities	(146)	(261)	33	(374)
Other interest-earning assets	(1)	(40)	0	(41)

Total	$(1,149)	$1,035	$(87)	$(201)

Interest-bearing liabilities:
Deposits:
Savings, NOW and money-market deposits	(326)	57	(21)	(290)
Time deposits	(391)	(331)	40	(682)
Federal Home Loan Bank advances and other borrowings	(108)	269	(53)	108

Total	(825)	(5)	(34)	(864)

Net change in net interest income	$(324)	$1,040	$(53)	$663

	Year Ended December 31, 2002 vs. 2001 Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$(1,210)	$1,829	$(206)	$413
Securities	(99)	201	(19)	(83)
Other interest-earning assets	(163)	(142)	70	(235)

Total	$(1,472)	$1,888	$(155)	$(261)

Interest-bearing liabilities:
Deposits:
Savings, NOW and money-market deposits	(485)	300	(122)	(307)
Time deposits	(1,529)	74	24	(1,479)
Federal Home Loan Bank advances and other borrowings	(45)	214	(25)	144

Total	(2,059)	588	(171)	(1,642)

Net change in net interest income	$587	$1,300	$16	$1,903

Comparison of Years Ended December 31, 2003 and 2002

General. Net earnings for the year ended December 31, 2003, was $2,171,000 or $1.06 per basic earnings per share ($1.02 per diluted earnings per share) compared to net earnings of $1,715,000 or $.86 per basic ($.82 per diluted earnings per share) for the year ended December 31, 2002. The increase in net earnings was primarily due to:

•	an increase in net interest income due to an increase in the net interest margin and increased earning assets;

•	an increase in non-interest income including a gain in sale of deposit accounts, a gain on sale of foreclosed real estate and increased service charge and fee income;

•	a reduction in the provision for loan losses due to a lower amount of non-performing assets.

The earning improvements were partially offset by an increase in non-interest expenses and an increase in the provision for income taxes.

Interest Income and Expense. Interest income decreased by $201,000 from $12.4 million for the year ended December 31, 2002 to $12.2 million for the year ended December 31, 2003 due to a reduction in the yields on earning assets resulting from the significant decline in market interest rates during the past year. Interest income on loans increased $214,000 due to an increase in the average loan portfolio balance of $17.7 million which was partially offset by a decrease in the weighted yield in 2003 to 6.88% from 7.56% in 2002. Interest income on securities decreased $374,000 due to a decrease in the average securities balance from $26.0 million in 2002 to $20.1 million in 2003 and a decrease in the weighted-average yield in 2003 to 3.88% from 4.45% in 2002. Interest on other interest-earning assets decreased $41,000 primarily due to a decrease from $4.5 million in average other interest-earning assets in 2002 to $2.6 million in 2003.

Interest expense decreased $864,000 in 2003 compared to 2002. Interest expense on deposits decreased $972,000 due to a decrease in the weighted average rate paid on deposit accounts from 2.90% in 2002 to 2.29% in 2003 resulting from the significant decline in market interest rates and a decrease in the average balance of interest-bearing deposits in 2003 compared to 2002 of $4.3 million due to the sale of $11.7 million in deposits on February 7, 2003. Interest expense on other borrowings increased $108,000 primarily due to an increase in the average balance of other borrowings from $13.9 million in 2002 to $20.8 million in 2003, partially offset by a decrease in the average rate paid on other borrowings from 3.92% in 2002 to 3.15% in 2003. The additional other borrowings were used to partially fund the sale of deposits and net new loan production.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by Madison, industry standards, the amounts of nonperforming loans, general economic conditions, particularly as they relate to Madison’s market areas, and other factors related to the collectibility of the loan portfolio. There was a $405,000 provision recorded for the year ended December 31, 2003, compared to $618,000 in 2002 as a result of a lower amount of non-accrual loans in 2003. At December 31, 2003, the allowance for loan losses was $2.4 million. While management believes that its allowance for loan losses is adequate as of December 31, 2003, future adjustments to Madison Bank’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Non-interest Income. Non-interest income increased from $962,000 in 2002 to $1.6 million in 2003. The $665,000 increase is primarily due to the $200,000 gain recognized on the sale of deposit accounts, a $120,000 increase in gain on sale of foreclosed real estate resulting from the sale of one property, a $147,000 increase in service charges on deposit accounts resulting from our continued emphasis on increasing customer transaction accounts and the implementation of a more competitive fee structure and a $146,000 increase in income from residential loan brokerage fees due to a significant increase in the amount of residential mortgage loans closed and sold in the secondary market.

Non-interest Expense. Total non-interest expense increased to $6.1 million for the year ended December 31, 2003, compared to $5.3 million in 2002. The $800,000 increase is primarily due to a $462,000 or 15% increase in employee compensation and benefits and an $181,000 increase in occupancy and equipment expenses. Our employee compensation and benefit costs increased due to our plan to add staff to properly service the banking needs of our core relationship base of transaction account customers that have increased recently. Our occupancy and equipment costs have increased due to a new office opened for part of the year in 2002 being open all of 2003 and the addition of our executive office in late 2002.

Income Taxes. The income tax provision for the year ended December 31, 2003, was $1,331,000 or 38.0% of earnings before income taxes compared to $1,046,000 or 37.9% for the year ended December 31, 2002.

Comparison of Years Ended December 31, 2002 and 2001

General. Net earnings for the year ended December 31, 2002, was $1,715,000 or $0.86 per basic earnings per share ($0.82 per diluted earnings per share) compared to net earnings of $1,093,000 or $.56 per basic ($.54 per diluted earnings per share) for the year ended December 31, 2001. The increase in net earnings is primarily due to:

•	an increase in net interest income and non-interest income which was partially offset by an increase in the provision for loan losses that was needed to support loan growth;

•	an increase in non-interest expenses and an increase in the provision for income taxes.

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

Non-interest Income. Non-interest income increased from $715,000 in 2001 to $962,000 in 2002 primarily due to increased service charges on deposit accounts in 2002 compared to 2001 due to our continued emphasis on obtaining customer transaction accounts and related fee income and a $78,000 gain recognized in sale of foreclosed real estate.

Non-interest Expense. Total non-interest expense increased to $5.3 million for the year ended December 31, 2002, compared to $4.4 million in 2001. Employee compensation and benefits increased $688,000 and our occupancy and equipment increased $105,000 due to the opening of one new office in the fourth quarter of 2001.

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

Item 7. Financial Statements.

Independent Auditors’ Report

Madison BancShares, Inc.

Palm Harbor, Florida:

We have audited the accompanying consolidated balance sheets of Madison BancShares, Inc. and Subsidiary (the “Company”) as of December 31, 2003 and 2002 and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

HACKER, JOHNSON & SMITH PA

Tampa, Florida

January 15, 2004

MADISON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	At December 31,
	2003	2002
Assets

Cash and due from banks	$5,229	3,222
Interest-bearing deposits with banks	195	2,965
Federal funds sold	788	4,703

Cash and cash equivalents	6,212	10,890

Securities available for sale	20,454	23,868
Loans, net of allowance for loan losses of $2,449 in 2003 and $2,058 in 2002	169,367	152,679
Accrued interest receivable	704	706
Premises and equipment, net	5,083	3,960
Federal Home Loan Bank of Atlanta stock, at cost	1,316	759
Deferred tax asset	510	332
Other assets	1,263	915

	$204,909	194,109

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	24,938	15,771
Savings, NOW and money-market deposits	63,437	68,334
Time deposits	67,870	79,290

Total deposits	156,245	163,395

Federal Home Loan Bank advances	26,125	10,000
Other borrowings	3,030	3,164
Official checks	1,448	1,859
Accrued expenses and other liabilities	1,335	1,133

Total liabilities	188,183	179,551

Commitments (Notes 1, 5 and 15)

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock, $.008 par value, authorized 5,000,000 shares; issued and outstanding 2,047,865 and 1,613,028 in 2003 and 2002	16	16
Additional paid-in capital	14,371	14,148
Retained earnings	2,196	149

Accumulated other comprehensive income	143	245

Total stockholders’ equity	16,726	14,558

	$204,909	194,109

See Accompanying Notes to Consolidated Financial Statements.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Earnings

(Dollars in thousands, except per share amounts)

Year Ended

	December 31,
	2003	2002
Interest income:
Loans	$11,370	11,156
Securities available for sale	782	1,156
Other interest-earning assets	55	96

Total interest income	12,207	12,408

Interest expense:
Deposits	3,140	4,112
Borrowed funds	653	545

Total interest expense	3,793	4,657

Net interest income	8,414	7,751
Provision for loan losses	405	618

Net interest income after provision for loan losses	8,009	7,133

Noninterest income:
Service charges on deposit accounts	708	561
Other service charges and fees	250	194
Loan brokerage fees	243	97
Gain on sale of deposit accounts	200	—
Gain on sale of securities	—	4
Gain on sale of foreclosed real estate	198	78
Other	28	28

Total noninterest income	1,627	962

Noninterest expenses:
Employee compensation and benefits	3,497	3,035
Occupancy and equipment	937	756
Data processing expense	309	266
Professional fees	163	149
Advertising	129	125
Stationary and supplies	147	111
Consulting and outside service fees	153	112
Other expense	799	780

Total noninterest expenses	6,134	5,334

Earnings before income taxes	3,502	2,761

Income taxes	1,331	1,046

Net earnings	$2,171	1,715

Earnings per share:

Basic earnings per share	$1.06	.86

Diluted earnings per share	$1.02	.82

See Accompanying Notes to Consolidated Financial Statements.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumu- lated Deficit)	Accumulated Other Comprehen- sive Income (Loss)	Total
Balance at December 31, 2001	$15	12,653	(355)	(60)	12,253

Comprehensive income:
Net earnings	—	—	1,715	—	1,715

Net change in unrealized loss on securities available for sale, net of tax	—	—	—	305	305

Comprehensive income					2,020

Sale of common stock (20,353 shares)	—	250	—	—	250

Exercise of common stock options (22,110 shares), including an income tax benefit of $18	—	126	—	—	126

Stock dividends (76,594 shares)	1	1,119	(1,120)	—	—

Cash dividends	—	—	(91)	—	(91)

Balance at December 31, 2002	16	14,148	149	245	14,558

Comprehensive income:
Net earnings	—	—	2,171	—	2,171
Net change in unrealized gain on securities available for sale, net of tax	—	—	—	(102)	(102)

Comprehensive income					2,069

Exercise of common stock options (29,159 shares), including an income tax benefit of $76	—	191	—	—	191

Common stock issued as compensation (2,000 shares)	—	32	—	—	32

Cash dividends	—	—	(123)	—	(123)

Stock split five-for-four (403,678 shares) (cash paid for fractional shares)	—	—	(1)	—	(1)

Balance at December 31, 2003	$16	14,371	2,196	143	16,726

See Accompanying Notes to Consolidated Financial Statements.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2003	2002
Cash flows from operating activities:
Net earnings	$2,171	1,715
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	405	618
Depreciation and amortization	420	375
Credit for deferred income taxes	(118)	(265)
Amortization of discounts and premiums on securities and deferred loans fees, net	(26)	37
Decrease in accrued interest receivable	2	6
Increase in other assets	(348)	(136)
Decrease in official checks, accrued expenses and other liabilities	(209)	(201)
Gain on sale of deposit accounts	(200)	—
Gain on sale of securities	—	(4)
Gain on sale of foreclosed real estate	(198)	(78)
Common stock issued as compensation	32	—

Net cash provided by operating activities	1,931	2,067

Cash flows used in investing activities:
Net increase in loans	(17,288)	(15,756)
Purchase of securities available for sale	(4,960)	(12,119)
Net proceeds from sales of securities	—	2,004
Securities available for sale principal repayments	8,201	7,567
Purchase of Federal Home Loan Bank stock	(557)	(141)
Purchase of premises and equipment, net	(1,543)	(1,447)
Proceeds from sale of foreclosed real estate	741	155
Capitalized cost to acquire foreclosed real estate	(311)	—

Net cash used in investing activities	(15,717)	(19,737)

Cash flows from financing activities:
Net (decrease) increase in deposits	(6,950)	26,311
Proceeds from Federal Home Loan Bank advances	16,125	10,000
Repayments of Federal Home Loan Bank advances	—	(12,200)
Net (repayments) proceeds for other borrowings	(134)	1,363
Net proceeds from issuance of common stock	190	376
Cash dividends paid	(123)	(91)

Net cash provided by financing activities	9,108	25,759

Net (decrease) increase in cash and cash equivalents	(4,678)	8,089
Cash and cash equivalents at beginning of year	10,890	2,801

Cash and cash equivalents at end of year	$6,212	10,890

Supplemental disclosures of cash flow information:
Interest paid	$3,748	4,721

Income taxes paid	$1,482	1,363

Non cash transactions:
Loans reclassified to foreclosed real estate	$2,732	1,537

Foreclosed real estate transferred to loans in connection with sale of foreclosed real estate	$2,500	1,460

Accumulated other comprehensive income, change in unrealized gain on securities available for sale	$(102)	305

Stock dividends	$—	1,120

See Accompanying Notes to Consolidated Financial Statements.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2003 and 2002

(1)	Summary of Significant Accounting Policies

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

On February 7, 2003, the Company sold the deposits at one of the banking offices in Pinellas County. Total deposits at this office were approximately $11.7 million and the Company realized a net pretax gain of $200,000. The office closed effective with the closing of this transaction.

Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Holding Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates. In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits with banks and federal funds sold, all of which mature within 90 days.

The Bank is required by law or regulation to maintain cash reserves with the Federal Reserve Bank or in accounts with other banks. The reserve requirements at December 31, 2003 and 2002 were approximately $911,000 and $834,000, respectively.

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

The accrual of interest on loans is discontinued at the time the loan is ninety days delinquent unless the credit is well-secured and in process of collection. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered improbable.

All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when future payments are reasonably assured.

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

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Allowance for Loan Losses, Continued. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Premises and Equipment. Land is stated at cost. Company premises, furniture and equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed using the straight-line method.

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

The Company accounts for their stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net earnings, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. All per share amounts reflect the five-for-four stock split declared in April, 2003 and the 5% stock dividend declared in November, 2002 ($ in thousands, except per share amounts).

	Year Ended December 31,
	2003	2002
Net earnings, as reported	$2,171	1,715

Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(66)	(70)

Proforma net earnings	$2,105	1,645

Earnings per share:
Basic, as reported	$1.06	.86

Basic, proforma	$1.03	.83

Diluted, as reported	$1.02	.82

Diluted, proforma	$.99	.79

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Stock Compensation Plans, Continued. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2003	2002
Weighted-average risk-free interest rate	4.5%	5.1%
Dividend yield	2.0%	2.0%
Volatility	30.2%	28.0%
Expected life in years	10	10

Weighted-average grant date fair value of each option issued during the year	$4.59	2.53

Off-Balance-Sheet Financial Instruments. In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

Fair Values of Financial Instruments. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

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

Fair Values of Financial Instruments, Continued.

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

Earnings Per Share. Basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. All per share amounts reflect the five-for-four stock split declared in April, 2003 and the 5% stock dividend declared in November, 2002.

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

	Year Ended December 31,
	2003	2002
Unrealized holding (losses) gains on available-for-sale securities	$(162)	492
Reclassification adjustment for gains realized in earnings	—	(4)

Net unrealized (losses) gains	(162)	488

Income taxes	60	(183)

Net amount	$(102)	305

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Recent Pronouncements. In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability is applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material affect on the consolidated financial statements of the Company.

In January 2003, the FASB issued (Revised in December 2003) FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”) which addresses consolidation by business enterprises of variable interest entities. FIN 46 applies to variable interest entities created after January 31, 2003. The Company has no variable interest entities, therefore FIN 46 had no effect on the consolidated financial statements of the Company.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of this Statement had no effect on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement had no effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement had no effect on the Company’s consolidated financial statements.

Reclassification. Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2)	Securities Available for Sale

Securities have been classified according to management’s intent. The carrying amounts of securities and their approximate fair values were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
At December 31, 2003:
U. S. Government agency mortgage-backed securities	$12,835	159	(28)	12,966
U.S. Government agency securities	602	2	—	604
Other securities	6,787	97	—	6,884

	$20,224	258	(28)	20,454

At December 31, 2002:
U. S. Government agency mortgage-backed securities	15,933	337	(16)	16,254
U.S. Government agency securities	919	3	—	922
Other securities	6,624	68	—	6,692

	$23,476	408	(16)	23,868

The scheduled maturities of securities available for sale at December 31, 2003 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year	$4,165	4,183
Due from one to five years	2,988	3,082
Due from five to ten years	4,302	4,336
Due after ten years	8,769	8,853

	$20,224	20,454

For purposes of the maturity table, U.S. Government agency mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. These securities may prepay earlier than their weighted-average contractual maturities because of principal prepayments.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2)	Securities Available for Sale, Continued

There were no security sales during 2003. Security sales transactions during 2002 are summarized as follows (in thousands):

Year Ended December 31, 2002
Principal received from sales	$2,004

Gross gains	4
Gross losses	—

Net gain	$4

(3)	Loans, Net

The components of loans were as follows (in thousands):

	At December 31,
	2003	2002
Commercial real estate	$146,371	126,346
Commercial	10,599	8,944
Residential real estate	9,768	13,838
Consumer, equity lines of credit and second mortgage	5,413	5,908

Subtotal	172,151	155,036

Net deferred loan fees	(335)	(299)
Allowance for loan losses	(2,449)	(2,058)

Loans, net	$169,367	152,679

An analysis of the change in the allowance for loan losses is as follows (in thousands):

	Year Ended December 31,
	2003	2002
Balance at beginning of year	$2,058	1,477
Provision charged to operations	405	618
Charge-offs	(26)	(53)
Recoveries	12	16

Balance at end of year	$2,449	2,058

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)	Loans, Net, Continued

The following summarizes the amount of impaired loans at December 31, 2003 and 2002, all of which are collateral dependent (in thousands):

	At December 31,
	2003	2002
Loans identified as impaired:
Gross loans with no related allowance for losses	$—	—
Gross loans with related allowance for losses recorded	198	2,706
Less: Allowances on these loans	20	270

Net investment in impaired loans	$178	2,436

The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

	Year Ended December 31,
	2003	2002
Average investment in impaired loans	$1,390	2,294

Interest income recognized on impaired loans	$81	21

Interest income received on impaired loans	$81	21

Non-accrual and past due loans were as follows (in thousands):

	At December 31,
	2003	2002
Non-accrual loans	$198	2,713
Past due ninety days or more, but still accruing	—	—

	$198	2,713

(4)	Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans are summarized as follows (in thousands):

	At December 31,
	2003	2002
Mortgage loan portfolios serviced for:
FHLMC	$794	1,049
FNMA	224	350
Other investors	7,248	3,847

	$8,266	5,246

Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $6,000 and $7,000 at December 31, 2003 and 2002, respectively.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(5)	Premises and Equipment, Net

Components of premises and equipment were as follows (in thousands):

	At December 31,
	2003	2002
Land and land improvements	$1,723	894
Buildings	2,878	2,592
Leasehold improvements	39	182
Furniture and equipment	2,311	2,190
Construction in progress	54	11

Total at cost	7,005	5,869
Less accumulated depreciation and amortization	(1,922)	(1,909)

Premises and equipment, net	$5,083	3,960

The Company is currently constructing a branch office in Pasco County. The contractor of this branch is a director of the Company and the total purchase commitment is $933,000 of which $879,000 remains outstanding at December 31, 2003.

The Company is obligated under various operating lease agreements for office facilities. The operating lease agreements contain escalation clauses and increases in proportionate operating costs of the facilities and provide for annual adjustments to the previous year’s rental. Rent expense for the years ended December 31, 2003 and 2002 was approximately $161,000 and $134,000, respectively. The Company also leases office space to third parties. Rental income under operating leases was approximately $58,000 and $39,000 during the years ended December 31, 2003 and 2002, respectively. The future minimum lease payments and estimated future rentals at December 31, 2003 on these leases are approximately as follows (in thousands):

Year Ending December 31:	Operating Lease Expense	Operating Lease Income

2004	$144	64
2005	105	64
2006	64	61
2007	64	49
2008	64	49
Thereafter	139	89

	$580	376

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(6)	Deposits

The aggregate amount of short-term jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $28.0 million and $27.0 million at December 31, 2003 and 2002, respectively.

The scheduled maturities of time deposits at December 31, 2003 is as follows (in thousands):

Year Ending December 31,	Amount
2004	$42,488
2005-2006	16,140
2007-2008	8,097
Thereafter	1,145

$67,870

(7)	Benefit Agreement

The Company has a Salary Continuation Agreement (the “Agreement”) with the President and Chief Executive Officer of the Bank which requires the Company to provide salary continuation benefits to him upon retirement. The Agreement requires the Company to pay monthly benefits, as calculated in the Agreement, for twenty years following his normal retirement age. The Agreement also provides for salary continuation in the event of a change in control of the Company and for early voluntary termination by the officer, based on a sixteen-year vesting schedule. The Company is accruing the present value of the future benefits over the term of the Agreement. The Company has purchased a life insurance policy on the officer which although not formally linked, has future cash value that exceeds the estimated future benefit. The Company expensed approximately $29,000 and $22,000, respectively, net of the increase in the cash surrender value of the life insurance policy, under this Agreement in 2003 and 2002.

(8)	Federal Home Loan Bank Advances

Federal Home Loan Bank of Atlanta (“FHLB”) advances, which are collateralized by a blanket floating lien on residential and commercial real estate mortgage loans of approximately $44.2 million, are as follows (in thousands):

Maturing in the Year Ending	Weighted-Average Interest Rate	At December 31,
		2003	2002
Daily	Variable	$9,125	—
2005	2.00%	3,500	—
2006	4.79%	5,000	5,000
2006	1.97%	2,000	—
2007	2.43%	1,500	—
2011	4.03%	5,000	5,000

		$26,125	10,000

The fixed rate FHLB advance of $5,000,000 at 4.03% maturing in 2011 has a call option.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(9)	Other Borrowings

Other borrowings are summarized as follows (in thousands):

	At December 31,
	2003	2002
Customer repurchase agreements	$1,124	1,258
Line of credit	1,906	1,906

Total other borrowings	$3,030	3,164

At December 31, 2003, the Company has pledged securities with a carrying value of $5.1 million as collateral for customer repurchase agreements. Also, the Company has a line of credit with another financial institution with a maximum limit of $5.0 million at a variable rate, which adjusts quarterly, as defined by the agreement (at December 31, 2003 the rate was 2.93%). The Company has pledged the stock of the Bank as collateral.

(10)	Income Taxes

Allocation of Federal and state income taxes between current and deferred portions is as follows (in thousands):

	Year Ended December 31,
	2003	2002
Current:
Federal	$1,249	1,119
State	200	192

	1,449	1,311

Deferred:
Federal	(101)	(226)
State	(17)	(39)

	(118)	(265)

Total	$1,331	1,046

The Company’s effective income tax rate differs from the statutory Federal income tax rate for the following reasons ($ in thousands):

	Year Ended December 31,
	2003		2002
	% of Earnings	Amount	% of Earnings	Amount
Income taxes at statutory income tax rate	$1,191	34.0%	$939	34.0%
Increae resulting from:
State income tax, net of Federal income tax benefit	121	3.5	99	3.6
Other, net	19.5		8.3

Total	$1,331	38.0%	$1,046	37.9%

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(10)	Income Taxes, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	At December 31,
	2003	2002
Deferred tax assets:
Allowance for loan losses	$795	642
Salary continuation plan	90	69
Impaired loan interest	10	87
Organizational costs	13	17

Total deferred tax assets	908	815

Deferred tax liabilities:
Accumulated depreciation	(202)	(175)
Net unrealized gain on securities available for sale	(87)	(147)
Deferred loan costs	(55)	(63)
Deferred loan fees	(37)	(59)
Federal Home Loan Bank of Atlanta stock	(15)	(29)
Other	(2)	(10)

Total deferred tax liabilities	(398)	(483)

Net deferred tax asset	$510	332

(11)	401(k) Plan

The Company sponsors a 401(k) Plan (the “Plan”) which is available to all employees electing to participate after meeting certain length-of-service requirements. The Company’s contributions to the Plan are discretionary and are determined annually prior to the end of the calendar year. Expense relating to the Company’s contributions to the Plan included in the accompanying consolidated financial statements was $168,000 and $114,000 for the years ended December 31, 2003 and 2002, respectively.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(12)	Stock Options

The Company has stock option plans for certain officers and directors of the Company. The options vest over a five year period from date of grant and are then exercisable for up to an eight year period. All per share amounts reflect the five-for-four stock split declared in April, 2003 and the 5% stock dividend declared in November, 2002. At December 31, 2003, 69,385 options remain available for grant. A summary of stock option transactions follows ($ in thousands, except per share amounts):

	Number of Shares	Range of Per Share Option Price	Weighted Average Per Share Price	Aggregate Option Price
Options outstanding at December 31, 2001	218,848	$3.75-7.09	4.66	1,019
Options granted	60,538	7.73-11.09	8.75	530
Options exercised	(28,863)	3.58-3.75	3.75	(108)
Options terminated	(14,927)	5.10-5.68	5.36	(80)

Options outstanding at December 31, 2002	235,596	3.75-11.09	5.78	1,361
Options granted	14,680	8.82-13.73	12.60	185
Options exercised	(29,159)	3.75-5.11	3.98	(116)
Options terminated	(30,180)	7.10-12.06	8.07	(243)

Options outstanding at December 31, 2003	190,937	$3.75-13.73	6.22	1,187

The weighted-average remaining contractual life of options outstanding at December 31, 2003 and 2002 was 4.7 years and 5.5 years, respectively.

These options are exercisable as follows:

Year Ending December 31,	Number of Shares	Weighted-Average Exercise Price
Currently exercisable	124,009	$5.03
2004	29,074	6.99
2005	13,884	8.75
2006	12,291	9.20
2007	9,398	10.38
2008	2,281	13.13

	190,937	$6.22

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(13)	Regulatory Matters

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Holding Company.

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the Federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitive measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to the Holding Company.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Company and the Bank met all capital adequacy requirements to which they are subject.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(13)	Regulatory Matters, Continued

As of December 31, 2003, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and percentages as of December 31, 2003 and 2002 are also presented in the table ($ in thousands).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
As of December 31, 2003:
Total capital (to Risk-Weighted Assets):
Consolidated	$18,853	10.40%	$14,510	8.00%	N/A	N/A
Bank	20,628	11.38	14,507	8.00	$18,133	10.00%
Tier I Capital (to Risk-Weighted Assets):
Consolidated	16,584	9.14	7,255	4.00	N/A	N/A
Bank	18,359	10.13	7,253	4.00	10,879	6.00
Tier I Capital (to Average Assets):
Consolidated	16,584	8.24	8,050	4.00	N/A	N/A
Bank	18,359	9.13	8,045	4.00	10,058	5.00

As of December 31, 2002:
Total capital (to Risk-Weighted Assets):
Consolidated	16,371	9.79	13,364	8.00	N/A	N/A
Bank	18,207	10.89	13,375	8.00	16,719	10.00
Tier I Capital (to Risk-Weighted Assets):
Consolidated	14,313	8.56	6,688	4.00	N/A	N/A
Bank	16,149	9.66	6,687	4.00	10,030	6.00
Tier I Capital (to Average Assets):
Consolidated	14,313	7.28	7,865	4.00	N/A	N/A
Bank	16,149	8.23	7,849	4.00	9,811	5.00

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(14)	Credit Risk

Most of the Company’s business activity is with customers located within the Pinellas, Pasco and Hillsborough County, Florida area. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the Pinellas, Pasco and Hillsborough County area. Other than a loan concentration in the hospitality industry of approximately $15.6 million at December 31, 2003, the loan portfolio is diversified among individuals and types of industries. Loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. The distribution of commitments to extend credit and standby letters of credit approximates the distribution of loans outstanding. The contractual amounts of credit related financial instruments such as commitments to extend credit and standby letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.

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

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(15)	Financial Instruments, Continued

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At December 31, 2003		At December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$6,212	6,212	10,890	10,890

Securities available for sale	$20,454	20,454	23,868	23,868

Loans, net	$169,367	169,363	152,679	152,717

Accrued interest receivable	$704	704	706	706

Federal Home Loan Bank stock	$1,316	1,316	759	759

Financial liabilities:
Deposits	$156,245	159,896	163,395	168,492

Federal Home Loan Bank advances	$26,125	26,163	10,000	11,106

Other borrowings	$3,030	3,030	3,164	3,164

A summary of the notional amounts of the Company’s financial instruments, which approximates fair value, with off-balance sheet risk at December 31, 2003, follows (in thousands):

	Contract Amount	Carrying Amount	Estimated Fair Value
Commitments to extend credit	$9,501	—	—

Unused lines of credit and construction loans	$25,273	—	—

Standby letters of credit	$307	—	—

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(16)	Related Parties

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

	Year Ended December 31,
	2003	2002
Loans outstanding, beginning of year	$5,236	7,103
Loans granted during the year	1,876	1,787
Loan repayments and net change in lines of credit	(595)	(3,654)

Loans outstanding, end of year	$6,517	5,236

In addition, deposits from such related parties were approximately $1,298,000 and $1,246,000 at December 31, 2003 and 2002, respectively.

(17)	Earnings Per Share

Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. All per share amounts reflect the five-for-four stock split declared in April, 2003 and the 5% stock dividend declared in November, 2002. The following tables present the calculations of EPS (dollars in thousands, except per share amounts).

	For the Year Ended December 31, 2003
	Earnings	Weighted- Average Shares	Per Share Amount
Basic EPS:
Net earnings available to common stockholders	$2,171	2,038,876	$1.06

Effect of dilutive securities-
Incremental shares from assumed conversion of options		91,320

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$2,171	2,130,196	$1.02

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(17)	Earnings Per Share, Continued

	For the Year Ended December 31, 2002
	Earnings	Weighted- Average Shares	Per Share Amount
Basic EPS:
Net earnings available to common stockholders	$1,715	1,986,999	$.86

Effect of dilutive securities-
Incremental shares from assumed conversion of options		105,373

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$1,715	2,092,372	$.82

Shares not included in the computations of diluted earnings per share because the option exercise price was not less than the average market price are as follows:

	Number of Shares	Price Range	Year Issued	Year Expires
For the year ended December 31, 2003	1,965	$13.73	2003	2009-2013
For the year ended December 31, 2002	17,315	$10.99–11.09	2002	2008-2012

(18)	Holding Company Financial Information

The Holding Company’s financial information as of December 31, 2003 and 2002 and for the years then ended is as follows (in thousands):

Condensed Balance Sheets

	At December 31,
	2003	2002
Assets
Cash	$140	48
Securities available for sale	1	—
Investment in subsidiary	18,502	16,394
Other assets	36	29

Total assets	$18,679	16,471

Liabilities and Stockholders’ Equity
Other liabilities	47	7
Other borrowings	1,906	1,906
Stockholders’ equity	16,726	14,558

Total liabilities and stockholders’ equity	$18,679	16,471

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(18)	Holding Company Financial Information, Continued

Condensed Statements of Earnings

	For the Year Ended December 31,
	2003	2002
Expenses	$132	78

Loss before earnings of subsidiary	(132)	(78)

Earnings of subsidiary	2,303	1,793

Net earnings	$2,171	1,715

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2003	2002
Cash flows from operating activities:
Net earnings	$2,171	1,715
Adjustments to reconcile net earnings to net cash used in operating activities:
Equity in undistributed earnings of subsidiary	(2,303)	(1,793)
(Increase) decrease in other assets	(7)	20
Increase (decrease) in other liabilities	40	(15)

Net cash used in operating activities	(99)	(73)

Cash flows from investing activities:
Investment in subsidiary	—	(1,117)
Dividends received from subsidiary	200	—
Purchase of security available for sale	(1)	—

Net cash provided by (used in) investing activities	199	(1,117)

Cash flows from financing activities:
Net proceeds from other borrowings	—	900
Proceeds from issuance of common stock	115	376
Cash dividends paid	(123)	(91)

Net cash (used in) provided by financing activities	(8)	1,185

Net increase (decrease) increase in cash	92	(5)

Cash at beginning of the year	48	53

Cash at end of year	$140	48

Noncash transactions:
Change in investment in subsidiary due to change in accumulated other comprehensive income, unrealized gain on securities available for sale, net of income tax	$(102)	305

Stock dividends	$—	1,120

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Neither Madison BancShares nor Madison Bank has had any disagreements with its accountants.

Item 8A. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

Madison BancShares and Madison Bank maintain controls and procedures designed to ensure that information required to be disclosed in the reports that Madison BancShares files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officer of Madison BancShares concluded that Madison BancShares’ and Madison Bank’s disclosure controls and procedures were adequate.

(b)	Changes in internal controls

Madison BancShares and Madison Bank made no significant changes in their internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officer.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Robert W. Byrd, age 63, is a founding director of Madison Bank, having first been elected to the Board in 1985. He is also a director of Madison BancShares. Since 1989, he has been a real estate investor and developer at Byrd Corporation of Clearwater, Inc. with current projects in Pinellas, Pasco and Hillsborough Counties, Florida. Mr. Byrd has served as President of the Florida Association of Realtors. He has also served as President of the Greater Clearwater Chamber of Commerce and the Downtown Clearwater Rotary Club. Mr. Byrd is a distinguished alumnus of Florida State University.

George M. Cantonis, age 55, is a founding director of the Bank, having first been elected to the Board in 1985. Mr. Cantonis is also a director of Madison BancShares. Mr. Cantonis has been President of The Cantonis Company and Executive Vice President of Acme Sponge & Chamois Company, Inc., a subsidiary of The Cantonis Company since 1972. Acme Sponge & Chamois is an international company and one of the major providers in the world for chamois products. The Cantonis Company also owns five hotels in Florida. Mr. Cantonis is active in the community and has recently served as Chairman of the Board of Morton Plant Mease Health Care and Chairman of BayCare Health System, Inc. He received his Bachelors Degree from Princeton University and his Masters of Business Administration from the University of Chicago.

Thomas A. Castriota, age 50, became a member of the Bank’s Board in 2000 and now serves on Madison BancShares’ Board. Mr. Castriota has been the owner of Castriota Chevrolet, Inc. since 1994 and serves on the Board of Trustees of Bayonet Regional Hospital. He is currently President of the Pasco Education Foundation and a Charter Member of the Trinity Rotary Club. He was awarded the Paul Harris Fellow Award from Rotary International, received the Florida Business Partners Award from the Florida Commissioner of Education, and the Genuine Leaders Award from Chevrolet Motors Division in 1997 and 1998.

Wayne R. Coulter, age 61, became a member of the Bank’s Board in 1999. Mr. Coulter is now a director of Madison BancShares. Mr. Coulter is a partner in the law firm of Delzer, Coulter & Bell, P.A. and is a Board Certified Wills, Trusts and Estates Attorney. He has been a partner in that firm since 1972. Mr. Coulter is a former director of NationsBank (North Suncoast) and Barnett Bank of Pasco. Mr. Coulter is a past President of the West Pasco Bar Association and the Greater West Hernando Chamber of Commerce. Mr. Coulter received a Juris Doctorate and a Bachelors of Science from Stetson University. Mr. Coulter is a fourth generation resident of Pasco County, Florida.

Melvin S. Cutler, age 71, is the Chairman of the Board of both Madison BancShares and the Bank. Mr. Cutler is a founding director of the Bank, having first been elected to the Board in 1985, and a principal shareholder of Madison BancShares. Since 1999, Mr. Cutler has been President of Cutler Capital Management, a registered investment advisor. Since 1972 he has served as Chairman of the Board and is a principal shareholder of Cutler Associates, Inc., a design, building and contracting firm with offices in Florida, Massachusetts and Pennsylvania. He received his Bachelors Degree at City College of New York. Mr. Cutler is a professional engineer and a registered investment representative.

Robert B. McGivney, age 55, is a director and the President and Chief Executive Officer of both Madison BancShares and the Bank. Mr. McGivney became the President of the Bank in September 1991. Before joining the Bank, Mr. McGivney had been a banker in San Antonio, Texas for 21 years, 17 of which were with Cullen/Frost Bankers, Inc., a $8 billion bank holding company headquartered in San Antonio. He served as President and Chief Executive Officer of two of the holding company’s affiliate banks in San Antonio. Mr. McGivney is active in the community and currently is on the Board of Directors of the Florida Bankers Association. He was Chairman of the Trustees of Mease Hospitals. He also serves as a member of the Morton Plant Mease Health Care Board and has served on the Executive Board of the West Central Florida Council of the Boy Scouts of America.

Paul J. Wikle, CCIM, age 42, was first elected to the Bank Board in 1996. He is also a director of Madison BancShares. Mr. Wikle is the President and Owner of Coldwell Banker/Wikle Properties, a commercial and residential real estate firm located in Palm Harbor, Florida. He has owned and operated that company since 1993. Mr. Wikle is also active as a real estate investor and developer in Northern Pinellas County. He is very active in the community, serving on the Board of the Tarpon Springs Chamber of Commerce, and as a past Secretary and Treasurer for the Greater Clearwater Association of Realtors. He is a Trustee for the First United Methodist Church of Tarpon Springs and has served as President of the Tarpon Springs Chamber of Commerce and Tarpon Springs Jaycees. Mr. Wikle is a native of Palm Harbor and received his Bachelors Degree in Real Estate from Florida State University.

Non-Director Executive Officers

Martin W. Gladysz, age 51, is Vice President and Chief Financial Officer for Madison BancShares and Executive Vice President and Chief Financial Officer of the Bank. Prior to joining Madison

BancShares in December, 2002, Mr. Gladysz was a financial consultant with Sterling Management Resources for approximately ten months. From September 1994 to January 2000, he served as Vice President and Treasurer for the Eckerd Corporation. Between June of 1982 and June of 1994, Mr. Gladysz was Executive Vice President and Chief Financial Officer of Fortune Bancorp, Inc. Mr. Gladysz is a resident of Palm Harbor, Florida and serves on the Board of Directors of Goodwill Industries, Suncoast, Inc.

David P. Paetzold, age 53, is the Assistant Secretary to Madison Bancshares and is Executive Vice President and Senior Loan Officer of the Bank. Mr. Paetzold joined the Bank in October 1999. Mr. Paetzold received his Bachelor’s Degree in Management from Milton College in 1972. From August 1994 to October 1999, he served as President and Chief Executive Officer of American Sterling Bank and Sterling Bancorp, Inc., Sugar Creek, Missouri. From 1991 to 1994, Mr. Paetzold was President and Chief Executive Officer of South Trust Bank of Southwest Florida, N.A., Fort Myers, Florida.

Otho B. Young, III, age 54, served as Executive Vice President of Customer Service at Madison Bank. He joined the Bank in February, 2002. From January, 1999, to February, 2002, Mr. Young was Owner and President of a consulting firm, Woodlake, Young & Associates, Inc. in San Antonia, Texas. Prior to that, beginning in 1998, Mr. Young served as Senior Vice President and Director of Strategic Planning at Cullen/Frost Bankers, Inc. From 1989 to 1998, he was Senior Vice President and Director of Non-Branch Delivery Systems at the same bank holding company. Mr. Young was terminated on July 22, 2003.

No member of our Audit Committee has the requisite financial expertise to qualify as an “audit committee financial expert” as defined by SEC Rules. The Board has determined that, given the size of our organization and the number of competitors in our marketplace, obtaining an “audit committee financial expert” who has the specific bank accounting experience to qualify, would be extremely difficult. However, the Board believes that several of our current Audit Committee members, have a level of financial literacy and familiarity with banking operations to provide strong financial guidance to the Committee, with the assistance of our independent auditors.

To the best of Madison BancShares’ knowledge, during 2003, each of its directors, executive officers and beneficial owners of 10% of its common stock, other than Robert B. McGivney (1 late Form 4), Martin W. Gladysz (1 late Form 3), Otho B. Young III ( 2 late Form 4s), Robert W. Byrd (3 late Form 4s), and George M. Cantonis (1 late Form 4), timely filed all reports required by Section 16(a) of the Securities Exchange Act of 1934.

We have adopted a Code of Ethics that applies to our executive officers, a copy of which has been filed with this Report on Form 10-KSB as Exhibit 13. Persons who would like to obtain a copy of our Code of Ethics may receive one without charge upon request made to Martin W. Gladysz, Chief Financial Officer, Madison Bancshares, Inc., 2122 Palm Harbor Blvd, Palm Harbor, Florida 34683.

Item 10. Executive Compensation.

Madison BancShares has no employment agreements with its employees and no additional compensation is provided for Bank employees’ service to Madison BancShares. The Bank, however, has employment agreements with three of its executive officers. The following is a summary of the key terms common to all three of the Bank’s employment agreements, followed by a summary of the unique features of each employment agreement.

Terms Common to All Employment Agreements - The Bank may terminate each employment agreement for “just cause,” and each officer may terminate their employment agreement for “good reason,”

as those terms are defined in the employment agreements. Termination for just cause immediately terminates the employee’s rights to receive any further payments or employee benefits. In the event the Bank terminates an employment agreement for other than just cause or an officer terminates his or her employment agreement for good reason, the officer shall be entitled to defined severance payments. Each officer is also eligible to participate in all stock option and benefit plans available to other employees and officers of the Bank.

Robert B. McGivney’s two-year employment agreement was amended and restated effective as of January 1, 2000. Each day, the employment agreement automatically renews for one day, unless such renewals are terminated by either party. Under the terms of the employment agreement, Mr. McGivney is to serve as the President and Chief Executive Officer of the Bank and is to receive an initial annual base salary of $170,000, which may be increased by the Board of Directors. Mr. McGivney’s base salary in 2003 was $200,000. He is also eligible to receive a bonus of up to 25% of his salary each year, based on his achieving certain performance goals related to the Bank’s asset size and net income. In the event Mr. McGivney’s employment agreement is terminated in such a manner as to entitle him to severance payments, such payments shall be equal to the total salary due for the remainder of the term of the employment agreement and a prorated portion of any bonus payment he would have been entitled to receive in the year of termination. In the event Mr. McGivney’s employment is terminated as a result of a “change in control” of the Bank, as defined in the agreement, or a change in control occurs within nine months of his voluntary termination or his termination for good reason, Mr. McGivney is to receive a severance payment equal to two and one-half times his current annual base salary, plus a pro-rated portion of any bonus that would have become payable under the employment agreement. In addition, the Bank has agreed to advance Mr. McGivney up to $15,000 in attorneys’ fees in the event he is terminated and files an action to enforce the terms of his employment agreement. The advanced fees are to be deducted from any later recovery or reimbursed to the Bank in the event Mr. McGivney’s action is unsuccessful.

David P. Paetzold’s employment agreement was effective on November 1, 1999, and is for a term of one year. Each day, Mr. Paetzold’s employment agreement automatically renews for one additional day, unless either party terminates such renewals. Pursuant to the employment agreement, Mr. Paetzold is to serve as the Bank’s Executive Vice President/Senior Loan Officer and shall receive a base salary of $100,000, which may be increased by the Board. Mr. Paetzold’s base salary in 2003 was $120,810. Under the terms of the employment agreement, Mr. Paetzold may receive an annual bonus of up to 12% of his base salary, at the sole discretion of the Board. In the event Mr. Paetzold’s employment agreement is terminated in such a way that he is to receive severance payments, the payments shall total 12 months’ base salary, plus any bonus payment he would have been entitled to at the time of the termination.

Martin W. Gladysz’s employment agreement was effective on December 2, 2002, and is for a term of one year. Each day, Mr. Gladysz’s employment agreement automatically renews for one additional day, unless either party terminates such renewals. Pursuant to the employment agreement, Mr. Gladysz is to serve as Vice President and Chief Financial Officer for Madison BancShares and Executive Vice President and Chief Financial Officer of the Bank and receives a base salary of $110,000, which may be increased by the Board. Mr. Gladysz’s base salary in 2003 was $110,000. Under terms of the employment agreement, Mr. Gladysz may receive an annual bonus of up to 12% of his base salary, at the sole discretion of the Board. In the event Mr. Gladysz’s employment agreement is terminated in such a way that he is to receive severance payments, the payments shall total twelve months’ base salary, plus any bonus payment he would have been entitled to at the time of the termination.

Otho B. Young, III served as the Bank’s Executive Vice President/Customer Service and received a base salary of not less than $100,000 per year. Mr. Young’s employment was terminated on July 22, 2003. He received severance payments totaling his base salary through December 31, 2003. The employment agreement prevents Mr. Young from competing with the Bank for one year following termination.

The following Summary Compensation Table shows compensation information regarding Robert B. McGivney, Martin W. Gladysz, David P. Paetzold and Otho B. Young, III. No other executive officer received compensation at a level required to be reported herein by Securities and Exchange Commission regulations.

		ANNUAL COMPENSATION				LONG-TERM COMPENSATION AWARDS
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation		Securities Underlying Options/SARs
Robert B. McGivney President and Chief Executive Officer of the Bank and of Madison BancShares	2003 2002 2001	$200,000 180,000 175,000	$36,000 — —	$80,702(1 50,567(1 75,809(1	) ) )	— — 57,881

Martin W. Gladysz(2) Executive Vice President and Chief Financial Officer of the Bank and Vice President and Chief Financial Officer of Madison Bancshares	2003 2002	110,000 9,166	— —	— —		— 10,500

David P. Paetzold Executive Vice President and Senior Loan Officer of the Bank and Assistant Secretary of Madison BancShares	2003 2002 2001	120,810 116,480 104,000	23,296 12,480 9,000	10,830(3 4,539(4 —	) )	— — 11,576

Otho B. Young, III(5) Executive Vice President of the Bank	2003 2002	123,878 100,000	37,500 30,000	2,999(6 20,367(7	) )	— 21,000

(1)	Includes automobile allowance, country club memberships, payment under a salary continuation agreement and 401(k) contribution.
(2)	Mr. Gladysz commenced employment with Madison Bancshares and the Bank in December, 2002.
(3)	Includes 401(k) contribution and country club membership.

(4)	Includes 401(k) contribution
(5)	Mr. Young commenced employment with the Bank in February, 2002 and was terminated on July 22, 2003.
(6)	Includes country club membership.
(7)	Includes relocation expense and country club membership

No stock options were granted to any of the Named Executive Officers during 2003.

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

The following table sets forth information concerning the exercise of stock options during the 2003 Fiscal Year by each of the Named Executive Officers and the fiscal year-end value of unexercised options.

	SHARES ACQUIRED ON EXERCISE	VALUE REALIZED
Robert B. McGivney	6,077	$22,785

	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS AT DECEMBER 31, 2003		VALUE OF UNEXERCISED IN-THE -MONEY OPTIONS AT DECEMBER 31, 2003 (1)
	EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE
Robert B. McGivney	60,772	9,116	$283,128	$47,997
Martin W. Gladysz	2,625	10,500	29,100	116,400
David P. Paetzold	14,359	11,881	86,604	87,366
Otho B. Young, III	0	0	0	0

(1)	The fair market value of the Common Stock as of December 31, 2003 was $15.97.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security Ownership of Management

The following table contains information regarding the current beneficial ownership of each director nominee, continuing director and non-director executive officer of Madison Bancshares’ common stock as of March 15, 2004. The percentage of shares held by each person reflects the number of shares that person currently owns, plus the number of shares that person has the right to acquire within 60 days.

Name and Address of Beneficial Owner	Number of Common Shares Owned (5)	Right to Acquire	% of Beneficial Ownership(10)
Robert W. Byrd (1)(2) 931 Osceola Rd. Bellair, FL 33756	47,218	—	2.17%

George M. Cantonis (1)(2) 205 Bayview Drive Bellair, FL 33756	43,617(6)	—	2.01%

Thomas A. Castriota (1)(2) 1116 Arevalo De Avila Tampa, FL 33613	22,391	—	1.03%

Name and Address of Beneficial Owner	Number of Common Shares Owned (5)	Right to Acquire	% of Beneficial Ownership(10)
Wayne R. Coulter (1)(2) 7920 U.S. Highway 19 Port Richey, FL 34668	46,133(7)	—	2.12%

Melvin S. Cutler (1)(2)(3)(4) 35388 U.S. Highway 19 North Palm Harbor, FL 34684	417,631(8)	—	19.23%

Martin W. Gladysz (3)(4) 115 Phillips Way Palm Harbor, FL 34683	6,250	2,625	0.41%

Robert B. McGivney (1)(2)(3)(4) 2122 Palm Harbor Blvd. Palm Harbor, FL 34683	143,430(9)	—	6.61%

David P. Paetzold (3)(4) 3678 Woodridge Place Palm Harbor, FL 34684	29,213	—	1.35%

Paul J. Wikle (1)(2) 33 Central Court Tarpon Springs, FL 34689	33,336	—	1.54%

All Directors and Executive Officers as a Group (9 persons)	789,219	2,625	36.47%

(1)	Madison Bank director.
(2)	Madison BancShares director.
(3)	Madison Bank executive officer.
(4)	Madison BancShares executive officer.
(5)	Includes shares for which the named person has sole voting and investment power, has shared voting and investment power with a spouse, or holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes, but does not include shares that may be acquired by exercising stock options.
(6)	All shares of common stock held in Trust.
(7)	Includes 28,240 shares of common stock owned with his spouse Pamela W. Coulter as tenants in the entirety.
(8)	Includes 107,625 common shares held by Cutler Associates Investments, Inc.; 33,643 common shares held by Melvin S. Cutler Charitable Foundation; and, 43,615 common shares held in The Elizabeth J. Fallow Family Trust.
(9)	Includes 80 shares of common stock held in Trust and 7,679 shares are held in the IRA of Mr. McGivney’s spouse.
(10)	Under the rules of the SEC, the determinations of “beneficial ownership” of our common stock are based upon Rule 13d-3 under the Securities Exchange Act of 1934, which provides that shares will be deemed to be “beneficially owned” where a person has, either solely or in conjunction with others, the power to vote or to direct the voting of shares and/or the power to dispose, or to direct the disposition of shares, or where a person has the right to acquire any such power within 60 days after the date such beneficial ownership is determined. Shares of our common stock that a beneficial owner has the right to acquire within 60 days under the exercise of the options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such owner, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(b)	Changes in Control

Madison is not aware of any arrangements, including any pledge by any person of securities of Madison, the operation of which may, at a subsequent date, result in a change in control of Madison.

Item 12. Certain Relationships and Related Transactions.

Certain of Madison BancShares’ directors, officers and employees have banking relations with the Bank. Loans made to directors, executive officers and principal shareholders, defined as individuals owning 10% or more of Madison BancShares’ common stock, are governed under the provisions of Section 22(h) of the Federal Reserve Act, which requires that any loans made to those individuals must:

•	Be on substantially the same terms, including interest rates and collateral as those prevailing at the time for comparable transactions with non-affiliated parties; and

•	Not involve more than the normal risk of repayment or present other unfavorable features.

There is, however, an exception for loans made to employees who are affiliates that are made pursuant to a benefit or compensation package that is widely available to all Bank employees and does not give a preference to affiliates. There is also an aggregate limit of $25,000, or 5% of the amount of the Bank’s unimpaired capital and unimpaired surplus on all loans to those individuals, unless the Board of Directors has approved the amount and the individual has abstained from participating in the voting.

There is further exception for loans made to executive officers. Executive officers are those people who participate, or who have authority to participate, in major policymaking functions of Madison BancShares, regardless of their title. In 2003, the Bank had five employees who would be considered executive officers. The Bank may lend any otherwise permissible sum of money to an executive officer for:

•	Financing the education of the officer’s children;

•	A Board of Director’s approved first mortgage on the officer’s residence; or

•	A loan secured by certain low-risk collateral.

The Bank may also lend up to the higher of $25,000, or 2.5% of its unimpaired capital and unimpaired surplus (but never more than $100,000) to an executive officer for any other purpose.

During 2003, Madison BancShares’ directors and executive officers (or their related business interests) had loans or lines of credit with the Bank that, in the aggregate totaled $7,159,434. These loans and lines of credit were made on the same terms as extensions of credit are made to the Bank’s unaffiliated customers.

Item 13. Exhibits and Reports on Form 8-K.

(a)	Exhibits

The following exhibits are filed with or incorporated by reference into this report. The exhibits were previously filed as a part of Madison’s Registration Statement on Form 10-SB and Form 10-QSB as indicated and are hereby incorporated by reference.

Exhibit No.	Description of Exhibit
* 2	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

* 3.1	Articles of Incorporation of Madison BancShares, Inc.

* 3.2	Bylaws of Madison BancShares, Inc.

* 4	Sample Stock Certificate for Madison BancShares, Inc.

* 10.2	Employment Agreement of Robert McGivney

* 10.3	Employment Agreement of David Paetzold

* 10.5	Madison Bank Amended and Restated 1998 Key Employee Stock Compensation Program

* 10.6	Madison Bank Amended and Restated 1998 Director’s Stock Option Plan

**** 10.7	Employment Agreement of Otho B. Young, III

*** 10.8	Employment Agreement of Martin W. Gladysz

11	Statement re: Computation of per Share Earnings at Footnote 17 of the Consolidated Financial Statements

13	Code of Ethics

21	Subsidiaries of the Registrant

** 23.1	Consent of Accountants

* 23.2	Consent of Counsel

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

* 99.1	Plan of Reorganization of Madison Bank

* 99.2	Proxy of Madison Bank

*	These exhibits were filed with Madison’s Form 10-SB on June 6, 2001.
**	These exhibits were filed with Madison’s Amendment One to Form 10-SB on July 17, 2001.
***	This exhibit was filed with Madison’s 10-QSB on August 8, 2003.
****	This exhibit was filed with Madison’s 10-KSB on March 17, 2003.

(b)	Reports on Form 8-K

This was one Form 8-K filed during the three month ended December 31, 2003. On October 9, 2003, Madison BancShares, Inc. released earnings for the three and six months ended September 30, 2003.

Item 14. Principal Accountant Fees and Services.

The audit functions of the Audit Committee are focused on three areas:

•	The adequacy of Madison Bancshares’ and the Bank’s internal controls and financial reporting process and the reliability of Madison Bancshares’ and the Bank’s financial statements.

•	The performance of Madison Bancshares’ and the Bank’s internal auditors and the independence and performance of Madison Bancshares’ and the Bank’s independent auditors.

•	Madison Bancshares’ and the Bank’s compliance with legal and regulatory requirements.

The Audit Committee met with management periodically to consider the adequacy of Madison Bancshares’ and the Bank’s internal controls and the objectivity of their financial reporting. The Audit Committee discussed these matters with Madison Bancshares’ and the Bank’s independent auditors and with appropriate company financial personnel.

The Audit Committee meets regularly with the independent auditors without the presence of management. The independent auditors have unrestricted access to the Committee.

The Audit Committee also recommends to the Board the appointment of the independent auditors and reviews their performance, fees and independence from management.

The Board of Directors has determined that none of the members of the Audit Committee has a relationship to Madison Bancshares and the Bank that may interfere with the members’ independence from Madison Bancshares and the Bank and their management.

Management has primary responsibility for Madison Bancshares’ and the Bank’s financial statements and the overall reporting process, including the system of internal controls. The independent auditors audit the annual financial statements prepared by management, express an opinion as to whether those financial statements fairly present the financial position, results of operations and cash flows of Madison Bancshares and the Bank in conformity with accounting principles generally accepted in the United States of America. The independent auditors discuss any issues they believe should be brought to the Audit Committees attention. The Audit Committee monitors these processes, relying without independent verification, on the information provided and on the representations made by management and the independent auditors.

This year, the Audit Committee reviewed Madison Bancshares’ audited financial statements as of and for the fiscal year ended December 31, 2003, and met with both management and Madison

Bancshares’ and the Bank’s independent auditors to discuss those financial statements. Management has represented that the financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

The Audit Committee has received from and discussed with Hacker, Johnson & Smith, P.A. the written disclosure and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees). These items relate to that firm’s independence from Madison Bancshares and the Bank. The Audit Committee also discussed with Hacker, Johnson & Smith, P.A. any matters required to be discussed by Statement on Auditing Standards No. 61. (Communication with Audit Committees).

Based on these reviews and discussions, the members of the Audit Committee (Chairman Robert W. Byrd, and directors Thomas A. Castriota and Paul J. Wikle) recommended to the Board that Madison Bancshares’ and the Bank’s audited financial statements be included in Madison Bancshares’ annual report on Form 10-KSB for the fiscal year ended December 31, 2003.

Audit Fees. The aggregate fees billed for professional services by Hacker, Johnson & Smith, P.A. in connection with the audit of the annual financial statements for the year and for the reviews of the quarterly financial statements filed with the Securities and Exchange Commission as well as tax-related services were $46,500. The Audit Committee does not believe that Madison BancShares’ payment for tax services impairs Hacker, Johnson & Smith, P.A.’s independence in conducting its audits of Madison BancShares.

All Other Fees. In addition to fees billed for audit services and reviews of financial statements for 2003 by Hacker, Johnson & Smith, P.A., Madison BancShares was billed $24,800 by Reeves & Pearigen, CPA’s for internal review services, and loan and document reviews.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MADISON BANCSHARES, INC.

By	/s/ Robert B. McGivney
Robert B. McGivney, President and Chief Executive Officer

Date: March 26, 2004

By	/s/ Martin W. Gladysz
Martin W. Gladysz, Chief Financial Officer and Treasurer

Date: March 26, 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert W. Byrd Robert W. Byrd, Director	March 26, 2004 Date

/s/ George M. Cantonis George M. Cantonis, Director	March 26, 2004 Date

Thomas A. Castriota, Director	Date

/s/ Wayne R. Coulter Wayne R. Coulter, Director	March 26, 2004 Date

/s/ Melvin S. Cutler Melvin S. Cutler, Director	March 26, 2004 Date

/s/ Robert B. McGivney Robert B. McGivney, Director	March 26, 2004 Date

/s/ Paul J. Wikle Paul J. Wikle, Director	March 26, 2004 Date