Form 10QSB
period 2004-03-31
MADISON BANCSHARES INC
filed 2004-05-11
CIK 1141106

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.008 per share	2,171,261 shares
(class)	Outstanding at April 15, 2004

Transitional Small Business Format (Check One):    YES ☐    NO ☒

MADISON BANCSHARES, INC. AND SUBSIDIARY

MADISON BANCSHARES, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and due from banks	$5,129	5,229
Interest-bearing deposits with banks	337	195
Federal funds sold	3,113	788

Cash and cash equivalents	8,579	6,212

Securities available for sale	21,521	20,454
Loans, net of allowance for loan losses of $2,460 in 2004 and $2,449 in 2003	176,819	169,367
Accrued interest receivable	719	704
Premises and equipment, net	5,342	5,083
Federal Home Loan Bank of Atlanta stock, at cost	859	1,316
Deferred tax asset	239	510
Other assets	1,088	1,263

	$215,166	204,909

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	22,562	24,938
Savings, NOW and money-market deposits	72,403	63,437
Time deposits	75,324	67,870

Total deposits	170,289	156,245

Federal Home Loan Bank advances	17,000	26,125
Other borrowings	4,370	3,030
Official checks	4,027	1,448
Accrued expenses and other liabilities	1,830	1,335

Total liabilities	197,516	188,183

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock, $.008 par value, authorized 5,000,000 shares; issued and outstanding 2,171,261 and 2,047,865 in 2004 and 2003	17	16
Additional paid-in capital	15,001	14,371
Retained earnings	2,449	2,196
Accumulated other comprehensive income	183	143

Total stockholders’ equity	17,650	16,726

	$215,166	204,909

See Accompanying Notes to Condensed Consolidated Financial Statements.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Interest income:
Loans	$2,689	2,837
Securities available for sale	200	220
Other interest-earning assets	16	19

Total interest income	2,905	3,076

Interest expense:
Deposits	710	875
Borrowed funds	179	145

Total interest expense	889	1,020

Net interest income	2,016	2,056

Provision for loan losses	18	122

Net interest income after provision for loan losses	1,998	1,934

Noninterest income:
Service charges on deposit accounts	160	180
Other service charges and fees	61	58
Loan brokerage fees	6	57
Gain on sale of deposit accounts	—	200
Other	8	7

Total noninterest income	235	502

Noninterest expenses:
Employee compensation and benefits	823	901
Occupancy and equipment	215	203
Data processing	73	78
Professional fees	48	47
Advertising	31	36
Stationary and supplies	41	32
Consulting and outside service fees	32	31
Other expense	211	219

Total noninterest expenses	1,474	1,547

Earnings before income taxes	759	889

Income taxes	289	338

Net earnings	$470	551

Earnings per share:
Basic earnings per share	$0.22	0.27

Diluted earnings per share	$0.22	0.26

Dividends declared per share	$0.10	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2004 and 2003

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Total
Balance at December 31, 2002	$16	14,148	149	245	14,558
Comprehensive income:
Net earnings (unaudited)	—	—	551	—	551
Net change in unrealized gain on securities available for sale, net of taxes of $15 (unaudited)	—	—	—	20	20

Comprehensive income (unaudited)					571

Exercise of common stock options (3,888 shares) (unaudited)	—	25	—	—	25
Common stock issued as compensation (2,000 shares) (unaudited)	—	31	—	—	31

Balance at March 31, 2003 (unaudited)	$16	14,204	700	265	15,185

Balance at December 31, 2003	$16	14,371	2,196	143	16,726

Comprehensive income:
Net earnings (unaudited)	—	—	470	—	470
Net change in unrealized gain on securities available for sale, net of taxes of $24 (unaudited)	—	—	—	40	40

Comprehensive income (unaudited)					510

Exercise of common stock options (121,396 shares) (unaudited)	1	598	—	—	599
Common stock issued as compensation (2,000 shares) (unaudited)	—	32	—	—	32
Cash dividend accrued (unaudited)	—	—	(217)	—	(217)

Balance at March 31, 2004 (unaudited)	$17	15,001	2,449	183	17,650

See Accompanying Notes to Condensed Consolidated Financial Statements.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$470	551
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	18	122
Depreciation and amortization	108	103
Provision (credit) for deferred income taxes	247	(9)
Amortization of discounts and premiums on deferred loan fees, net	47	104
Increase in accrued interest receivable	(15)	(41)
Decrease in other assets	175	176
Decrease (increase) in official checks, accrual expenses and other liabilities	2,857	(105)
Gain on sale of deposit accounts	—	(200)
Common stock issued as compensation	32	31

Net cash provided by operating activities	3,939	732

Cash flows from investing activities:
Net increase in loans	(7,517)	(8,580)
Purchase of securities available for sale	(1,963)	—
Securities available for sale principle repayments	960	2,509
Net purchase of premises and equipment	(367)	(303)
Redemption (purchase) of Federal Home Loan Bank stock	457	(301)

Net cash used in investing activities	(8,430)	(6,675)

Cash flows from financing activities:
Cash paid in connection with sale of deposit accounts	—	(11,497)
Net increase in deposits	14,044	5,190
Net increase in other borrowings	1,340	802
Net proceeds from Federal Home Loan Bank advances	—	3,500
Repayments of Federal Home Loan Bank advances	(9,125)	—
Proceeds from exercise of common stock options	599	25

Net cash provided by (used in) financing activities	6,858	(1,980)

Net increase (decrease) in cash and cash equivalents	2,367	(7,923)
Cash and cash equivalents at beginning of period	6,212	10,890

Cash and cash equivalents at end of period	$8,579	2,967

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$869	1,046

Income taxes	$23	105

Noncash transaction-
Accumulated other comprehensive income, net change in unrealized gain on securities available for sale, net of tax	$40	20

Cash dividend accrued	$217	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General. Madison BancShares, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of Madison Bank (the “Bank”) (collectively, the “Company”). The only significant activity of the Holding Company is the operation of the Bank. The Bank is a state-chartered commercial bank incorporated under the laws of the State of Florida. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation. The Bank currently provides a variety of banking services to small and middle-market businesses and individuals through its two banking offices located in Pinellas County, Florida and one banking office in Pasco County, Florida.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2004 and the results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

2.	Loan Impairment and Loan Losses. Loans identified as impaired are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Gross loans with related allowance for losses recorded, at end of period	$190	2,707
Less: Allowance on these loans	19	273

Net investment in impaired loans, at end of period	$171	2,434

Average investment in impaired loans	$193	2,707

Interest income recognized on impaired loans	$3	54

Interest income received on impaired loans	$3	54

The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Balance at beginning of period	$2,449	2,058
Provision for loan losses	18	122
Charge-offs	(15)	(6)
Recoveries	8	11

Balance at end of period	$2,460	2,185

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.	Loan Impairment and Loan Losses, Continued. Nonaccrual and past due loans were as follows (in thousands):

	At March 31,
	2004	2003
Nonaccrual loans	$190	2,707
Past due ninety days or more, but still accruing	—	—

	$190	2,707

3.	Earnings Per Share (“EPS”). Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. All per share amounts reflect the five-for-four stock split declared in April, 2003. The following table presents the calculations of EPS (dollars in thousands, except per share amounts).

	Three Months Ended March 31,
	2004			2003
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Basic EPS:
Net earnings available to common stockholders	$470	2,096,995	$.22	$551	2,020,859	$.27

Effect of dilutive securities-
Incremental shares from assumed conversion of options	—	36,370		—	123,796

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$470	2,133,365	$.22	$551	2,144,655	$.26

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Stock Options. The Company has stock option plans for certain officers and directors of the Company. The options vest over a five year period from date of grant and are then exercisable for up to an eight year period. All per share amounts reflect the five-for-four stock split declared in April, 2003. A summary of stock option transactions follows ($ in thousands, except per share amounts):

	Number Of Shares	Range of Per Share Option Price	Weighted Average Per Share Price	Aggregate Option Price
Options outstanding at December 31, 2003	190,937	$3.75-13.73	6.22	1,187
Options exercised	121,396	3.75-12.92	4.93	599

Options outstanding at March 31, 2004	69,541	$5.27-13.73	8.46	588

The Company accounts for their stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 to stock-based employee compensation ($ in thousands, except per share amounts).

	Three Months Ended March 31,
	2004	2003
Net earnings, as reported	$470	551
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(13)	(19)

Proforma net earnings	$457	532

Earnings per share:
Basic, as reported	$0.22	0.27

Basic, proforma	$0.22	0.26

Diluted, as reported	$0.22	0.26

Diluted, proforma	$0.21	0.25

There were no options granted during the three months ended March 31, 2004 and 2003.

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2004, of the regulatory capital requirements and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement
Total capital to risk-weighted assets	11.10%	8.00%
Tier I capital to risk-weighted assets	9.85%	4.00%
Tier I capital to total assets - leverage ratio	9.16%	4.00%

6.	Sale of Deposit Accounts. On February 7, 2003, the Company sold the deposit accounts at one of the banking offices in Pinellas County. Total deposits at this office were $11.7 million and the Company realized a net pretax gain of $200,000. The office was closed effective with the closing of this transaction.

7.	Reclassifications. Certain amounts in the 2003 condensed consolidated financial statements have been reclassified to conform to the 2004 presentation.

8.	Merger/Sale. On March 19, 2004, Madison BancShares entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Whitney Holding Corporation (“Whitney”) pursuant to which Whitney agreed to acquire Madison. Under the terms of the Merger Agreement, each shareholder of Madison BancShares, Inc. will receive $29.89 per share in cash and/or Whitney common stock, but no more than 65% of the total consideration will be in Whitney stock. Whitney is the parent company of Whitney National Bank which serves the five-state Gulf Coast region stretching from Houston, Texas into the panhandle of Florida. The acquisition is expected to be completed in the third quarter of 2004. At December 31, 2003, Whitney had total assets of approximately $7.8 billion and stockholders’ equity of approximately $840 million.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Review by Independent Accountants

Hacker, Johnson & Smith PA, independent accountants, has made a limited review of the financial data as of March 31, 2004, and for the three-month periods ended March 31, 2004 and 2003 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Independent Accountants’ Report

Madison BancShares, Inc.

Palm Harbor, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Madison BancShares, Inc. and Subsidiary (the “Company”) as of March 31, 2004, and the related condensed consolidated statements of earnings, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 15, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith, PA

HACKER, JOHNSON & SMITH PA

Tampa, Florida

April 15, 2004

MADISON BANCSHARES, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

or Plan of Operation

Forward Looking Statements

This document contains forward-looking statements as defined by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve substantial risks and uncertainties. When used in this document, or in the documents incorporated by reference, the words “anticipate”, “believe”, “estimate”, “may”, “intend” and “expect” and similar expressions are some of the forward-looking statements used in these documents. Actual results, performance, or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements. Factors which may cause results to change materially include competition, inflation, general economic conditions, changes in interest rates, and changes in the value of collateral securing loans the Company has made, among other things.

General

Madison BancShares, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of Madison Bank (the “Bank”) (collectively, the “Company”). The only significant activity of the Holding Company is the operation of the Bank. The Bank is a state-chartered commercial bank incorporated under the laws of the State of Florida. The Bank deposit’s are insured by the Federal Deposit Insurance Corporation. The Bank currently provides a variety of banking services to small and middle-market businesses and individuals through its two banking offices located in Pinellas County, Florida and one banking office in Pasco County, Florida.

Liquidity and Capital Resources

The Company’s primary source of cash during the three months ended March 31, 2004, was from net deposit inflows of approximately $14.0 million, principle repayments of securities available for sale of approximately $1 million, increase in other borrowings of approximately $1.3 million and cash flows from operations of approximately $3.9 million. Cash was used primarily to originate net loans of approximately $7.5 million and to repay Federal Home Loan Bank advances of approximately $9.1 million. At March 31, 2004, the Bank exceeded its regulatory liquidity requirements.

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

A summary of the amounts of the Company’s financial instruments, which approximates fair value, with off-balance sheet risk at March 31, 2004, follows (in thousands):

Contract Amount
Commitments to extend credit	$16,843

Unused lines of credit and construction loans	$26,434

Standby letters of credit	$307

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Selected Financial Information

The following are presented for the dates and periods indicated:

	Three Months Ended March 31, 2004	Year Ended December 31, 2003	Three Months Ended March 31, 2003
Average equity as a percentage of average assets	8.39%	8.02%	7.75%
Equity to total assets at end of period	8.20%	8.16%	7.89%
Book value per share (2)	$8.13	$8.17	$7.50
Return on average assets (1)	.91%	1.11%	1.15	%(3)
Return on average equity (1)	10.86%	13.82%	14.81	%(3)
Noninterest expenses to average assets (1)	2.86%	3.13%	3.22%
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	.09%	.10%	1.41%

(1)	Annualized for the three months ended March 31.

(2)	Adjusted for the stock split.

(3)	Excluding the after tax gain on sale of deposit accounts during the period return on average assets was .89% and the return of average equity was 11.48%.

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

		Three Months Ended March 31,
	Average Balance	2004			2003
		Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$170,752	2,689	6.30%	$156,199	2,837	7.27%
Securities	20,335	200	3.93	22,786	220	3.86
Other interest-earning assets (2)	3,782	16	1.69	3,967	19	1.92

Total interest-earning assets	194,869	2,905	5.96	182,952	3,076	6.73

Noninterest-earning assets	11,392			8,949

Total assets	$206,261			$191,901

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	69,182	141.82		65,673	188	1.15
Time deposits	70,363	569	3.23	74,687	687	3.68

Total interest-bearing deposits	139,545	710	2.04	140,360	875	2.49
Other borrowings (3)	25,102	179	2.85	16,926	145	3.43

Total interest-bearing liabilities	164,647	889	2.16	157,286	1,020	2.59

Noninterest-bearing liabilities	24,309			19,735
Stockholders’ equity	17,305			14,880

Total liabilities and stockholders’ equity	$206,261			$191,901

Net interest income		$2,016			$2,056

Interest-rate spread (4)			3.80%			4.14%

Net interest margin (5)			4.14%			4.50%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.18			1.16

(1)	Includes loans on nonaccrual status.

(2)	Includes Federal Home Loan Bank stock, federal funds sold and interest-bearing deposits.

(3)	Includes securities sold under agreements to repurchase, Federal Home Loan Bank advances and other borrowings.

(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(5)	Net interest margin is net interest income divided by average interest-earning assets.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2004 and 2003

General. Net earnings for the three-months ended March 31, 2004, were $470,000 or $0.22 per basic and diluted share compared to $551,000 or $0.27 per basic and $0.26 per diluted share for 2003. The decrease in net earnings was primarily due to the $200,000 pretax gain from sale of deposits in 2003 with no corresponding amount in 2004.

Interest Income and Expense. Interest income decreased to $2.9 million for the three-month period ended March 31, 2004 from $3.1 million for the three months ended March 31, 2003. Interest on loans decreased to $2.7 million for the three-months ended March 31, 2004 compared to $2.8 in 2003 due to a decrease in the weighted-average yield earned in 2004 to 6.30% from 7.27% in 2003 due to the lower interest rate environment which was partially offset by an increase in the average loan portfolio balance to $170.8 million from $156.2 million in 2003. Interest on securities decreased for the three months ended March 31, 2004 to $200,000 from $220,000 in 2003. The decrease was due to a decrease in the average portfolio balance to $20.3 million in 2004 from $22.8 million in 2003, due to principal repayments on securities which was partially offset by an increase in the weighted-average yield earned in 2004 to 3.93% from 3.86% in 2003.

Interest expense on deposits decreased to $710,000 for the three-months ended March 31, 2004 from $875,000 in 2003. The decrease is due to a decrease in the average rate paid on interest-bearing deposits in 2004 to 2.04% from 2.49% in 2003. Average interest-bearing deposits in 2004 decreased slightly to $139.5 million compared to $140.4 million in 2003.

Interest expense on other borrowings increased to $179,000 for the three-months ended March 31, 2004 from $145,000 for the three-months ended March 31, 2003. The increase is due to an increase in average other borrowings to $25.0 million in 2004 from $16.9 million in 2003, partially offset by a decrease in the weighted rate paid to 2.85% in 2004 from 3.43% in 2003.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Bank’s market areas, and other factors related to the collectibility of the Bank’s loan portfolio. The provision for loan losses was $18,000 for the three-month period ended March 31, 2004 compared to $122,000 for the same period in 2003. The allowance for loan losses is $2.46 million at March 31, 2004. While management believes that its allowance for loan losses is adequate as of March 31, 2004, future adjustments to the Bank’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income decreased to $235,000 in 2004 from $502,000 for the three- months ended March 31, 2003. The $267,000 decrease is primarily due to a $20,000 decrease in service charges on deposit accounts, a $51,000 decrease in loan brokerage fees due to less activity in the residential loan production area and the gain of $200,000 on sale of deposit accounts recognized in 2003 with no corresponding amount in 2004.

Noninterest Expense. Total noninterest expense decreased to $1,474,000 for the three months ended March 31, 2004 from $1,547,000 for the comparable period ended March 31, 2003, primarily due to a decrease in employee compensation and benefits of $78,000 due to lower staff levels and an increase in deferred cost due to increased loan volume.

Income Taxes. Income taxes for the three months ended March 31, 2004, was $289,000 or 38.1% of earnings before income taxes compared to $338,000 or 38.0% for the period ended March 31, 2003.

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

MADISON BANCSHARES, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit

* 2	Plan of acquisition, reorganization, arrangement, liquidation, or succession

* 3.1	Articles of Incorporation of Madison BancShares, Inc.

* 3.2	Bylaws of Madison BancShares, Inc. and Subsidiary

* 4	Sample Stock Certificate for Madison BancShares, Inc.

* 10.2	Employment Agreement of Robert McGivney

* 10.3	Employment Agreement of David Paetzold

* 10.5	Madison Bank Amended and Restated 1998 Key Employee Stock Compensation Program

* 10.6	Madison Bank Amended and Restated 1998 Director’s Stock Option Plan

** 10.7	Employment Agreement of Otho B. Young, III

***10.8	Employment Agreement of Martin W. Gladysz

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	These exhibits were filed with Madison’s Form 10-SB on June 8, 2001.

**	This exhibit was filed with Madison’s Form 10-KSB on March 17, 2003.

***	This exhibit was filed with Madison’s Form 10-QSB on August 8, 2003.

(b)	Reports on Form 8-K. There was one Form 8-K filed during the three months ended March 31, 2004.

On January 13, 2004, Madison Bancshares, Inc. released earnings for the twelve months ended December 31, 2003.

MADISON BANCSHARES, INC. AND SUBSIDIARY

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MADISON BANCSHARES, INC. AND SUBSIDIARY (Registrant)

Date:	May 11, 2004	By:	/s/ Robert B. McGivney

Robert B. McGivney, President and Chief Executive Officer

Date:	May 11, 2004	By:	/s/ Martin W. Gladysz

Martin W. Gladysz, Chief Financial Officer and Treasurer