Form 10QSB
period 2004-06-30
MADISON BANCSHARES INC
filed 2004-08-12
CIK 1141106

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.008 per share	2,192,618 shares
(class)	Outstanding at August 2, 2004

Transitional Small Business Format (Check One):    YES  ☐    NO   ☒

MADISON BANCSHARES, INC. AND SUBSIDIARY

MADISON BANCSHARES, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and due from banks	$3,535	5,229
Interest-bearing deposits with banks	5,055	195
Federal funds sold	4,165	788

Cash and cash equivalents	12,755	6,212

Securities available for sale	18,924	20,454
Loans, net of allowance for loan losses of $2,460 in 2004 and $2,449 in 2003	184,592	169,367
Accrued interest receivable	700	704
Premises and equipment, net	5,908	5,083
Federal Home Loan Bank of Atlanta stock, at cost	858	1,316
Deferred tax asset	588	510
Other assets	1,105	1,263

	$225,430	204,909

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	27,583	24,938
Savings, NOW and money-market deposits	83,685	63,437
Time deposits	71,775	67,870

Total deposits	183,043	156,245

Federal Home Loan Bank advances	17,000	26,125
Other borrowings	3,650	3,030
Official checks	1,373	1,448
Accrued expenses and other liabilities	1,919	1,335

Total liabilities	206,985	188,183

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock, $.008 par value, authorized 5,000,000 shares; issued and outstanding 2,180,084 and 2,047,865 in 2004 and 2003	17	16
Additional paid-in capital	15,344	14,371
Retained earnings	3,063	2,196
Accumulated other comprehensive income	21	143

Total stockholders’ equity	18,445	16,726

	$225,430	204,909

See Accompanying Notes to Condensed Consolidated Financial Statements.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income:
Loans	$2,902	2,837	5,591	5,674
Securities available for sale	196	191	397	411
Other interest-earning assets	12	18	28	37

Total interest income	3,110	3,046	6,016	6,122

Interest expense:
Deposits	734	810	1,445	1,685
Borrowed funds	171	148	350	293

Total interest expense	905	958	1,795	1,978

Net interest income	2,205	2,088	4,221	4,144

Provision for loan losses	—	121	18	243

Net interest income after provision for loan losses	2,205	1,967	4,203	3,901

Noninterest income:
Service charges on deposit accounts	175	176	335	356
Other service charges and fees	65	73	126	131
Loan brokerage fees	28	80	34	137
Gain on sale of deposit accounts	—	—	—	200
Other	3	9	11	16

Total noninterest income	271	338	506	840

Noninterest expenses:
Employee compensation and benefits	856	886	1,678	1,787
Occupancy and equipment	200	265	415	468
Data processing expense	69	82	142	160
Professional fees	55	45	104	92
Advertising	18	35	49	71
Stationery and supplies	42	35	83	76
Consulting and outside service fees	43	37	75	78
Other expense	203	184	414	384

Total noninterest expenses	1,486	1,569	2,960	3,116

Earnings before income taxes	990	736	1,749	1,625

Income taxes	376	279	665	617

Net earnings	$614	457	1,084	1,008

Earnings per share:
Basic earnings per share	$.28	.22	.51	.50

Diluted earnings per share	$.28	.21	.50	.47

Dividends per share	$—	.06	.10	.06

See Accompanying Notes to Condensed Consolidated Financial Statements.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2004 and 2003

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre - hensive Income	Total
Balance at December 31, 2002	$16	14,148	149	245	14,558

Comprehensive income:
Net earnings (unaudited)	—	—	1,008	—	1,008
Net change in unrealized gain on securities available for sale, net of taxes of $9 (unaudited)	—	—	—	13	13

Comprehensive income (unaudited)					1,021

Exercise of common stock options (19,075 shares) (unaudited)	—	93	—	—	93
Common stock issued as compensation (2,000 shares) (unaudited)	—	32	—	—	32
Cash dividend paid (unaudited)	—	—	(123)	—	(123)
Stock split five-for-four (cash paid for fractional shares) (unaudited)	—	—	(1)	—	(1)

Balance at June 30, 2003 (unaudited)	$16	14,273	1,033	258	15,580

Balance at December 31, 2003	$16	14,371	2,196	143	16,726

Comprehensive income:
Net earnings (unaudited)	—	—	1,084	—	1,084
Net change in unrealized gain on securities available for sale, net of taxes of $76 (unaudited)	—	—	—	(122)	(122)

Comprehensive income (unaudited)					962

Exercise of common stock options (13,219 shares) (unaudited)	1	645	—	—	646

Tax benefit from stock options exercised	—	296	—	—	296
Common stock issued as compensation (2,000 shares) (unaudited)	—	32	—	—	32
Cash dividend paid (unaudited)	—	—	(217)	—	(217)

Balance at June 30, 2004 (unaudited)	$17	15,344	3,063	21	18,445

See Accompanying Notes to Condensed Consolidated Financial Statements.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$1,084	1,008
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	18	243
Depreciation and amortization	206	201
Amortization of discounts and premiums on securities and deferred loan fees, net	(60)	68
Common stock issued as compensation	32	32
Gain on sale of deposit accounts	—	(200)
Credit for deferred income taxes	(2)	(73)
Decrease in accrued interest receivable	4	76
(Decrease) increase in other assets	158	(144)
Increase in official checks, accrued expenses and other liabilities	805	1,603

Net cash provided by operating activities	2,245	2,814

Cash flows from investing activities:
Net increase in loans	(15,184)	(13,835)
Purchase of securities available for sale	(1,933)	—
Securities available for sale principle repayments	3,266	5,076
Net purchase of premises and equipment	(1,031)	(1,311)
(Sales) purchase of Federal Home Loan Bank stock	458	(167)
Capitalized cost to acquire foreclosed real estate	—	(321)

Net cash used in investing activities	(14,424)	(10,558)

Cash flows from financing activities:
Cash paid in connection with sale of deposit accounts	—	(11,497)
Net increase in deposits	26,798	2,899
Net (decrease) increase in Federal Home Loan Bank advances	(9,125)	8,300
Net increase in other borrowings	620	606
Proceeds from exercise of common stock options	646	93
Cash dividends paid	(217)	(123)
Cash paid for fractional shares due to the five-for-four stock split	—	(1)

Net cash provided by financing activities	18,722	277

Net increase (decrease) in cash and cash equivalents	6,543	(7,467)

Cash and cash equivalents at beginning of period	6,212	10,890

Cash and cash equivalents at end of period	$12,755	3,423

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,796	2,005

Income taxes	$648	765

Noncash transactions:
Accumulated other comprehensive income, net change in unrealized gain on securities available for sale, net of tax	$(122)	13

Transfer of loans to foreclosed real estate	$—	2,732

Tax benefit from stock options exercised	$296	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General. Madison BancShares, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of Madison Bank (the “Bank”) (collectively, the “Company”). The only significant activity of the Holding Company is the operation of the Bank. The Bank is a state-chartered commercial bank incorporated under the laws of the State of Florida. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation. The Bank currently provides a variety of banking services to small and middle-market businesses and individuals through its two banking offices located in Pinellas County, Florida and two banking office in Pasco County, Florida.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2004, the results of operations for the three- and six-month periods ended June 30, 2004 and 2003 and cash flows for the six-month periods ended June 30, 2004 and 2003. The results of operations and other data for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004.

2.	Loan Impairment and Loan Losses. There were no loans identified as impaired at June 30, 2003. Loans identified as impaired at June 30, 2004 and for the three- and six-month periods ended June 30, 2004 and 2003 are as follows (in thousands):

	At June 30,
	2004	2003
Gross loans with related allowance for losses recorded	$190	—
Less: Allowance on these loans	19	—

Net investment in impaired loans	$171	—

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Average net investment in impaired loans	$190	2,555	192	2,614

Interest income recognized on impaired loans	$1	18	4	72

Interest income received on impaired loans	$1	18	4	72

On June 27, 2003, an impaired loan with a balance of approximately $2.7 million was transferred to foreclosed real estate. On July 24, 2003 this property was sold for a pretax gain of approximately $188,000.

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.	Loan Impairment and Loan Losses, Continued. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Balance at beginning of period	$2,460	2,185	2,449	2,058
Provision for loan losses	—	121	18	243
Charge-offs	—	—	(15)	(6)
Recoveries	—	—	8	11

Balance at end of period	$2,460	2,306	2,460	2,306

Nonaccrual and past due loans were as follows (in thousands):

	At June 30,
	2004	2003
Nonaccrual loans	$190	—
Past due ninety days or more, but still accruing	—	—

	$190	—

3.	Stock Options. The Company has stock option plans for certain officers and directors of the Company. The options vest over a five year period from date of grant and are then exercisable for up to an eight year period. All per share amounts reflect the five-for-four stock split declared on April 22, 2003. A summary of stock option transactions follows ($in thousands, except per share amounts):

	Number of Shares	Range of Per Share Option Price	Weighted Average Per Share Price	Aggregate Option Price
Options outstanding at December 31, 2002	233,554	$3.75-11.09	5.79	1,353
Options granted	7,215	12.82-12.92	12.90	93
Options exercised	(19,075)	(6.38)	(4.88)	(93)

Options outstanding at June 30, 2003	221,694	$3.75-12.92	6.10	1,353

Options outstanding at December 31, 2003	190,937	$3.75-13.73	6.22	1,187
Options exercised	(130,219)	(3.75-12.92)	(4.96)	(646)

Options outstanding at June 30, 2004	60,718	$5.27-13.73	8.91	541

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Stock Options, Continued. The Company accounts for their stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (collectively “SFAS No. 123”) to stock-based employee compensation ($ in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings, as reported	$614	457	1,084	1,008
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(13)	(15)	(26)	(34)

Proforma net earnings	$601	442	1,058	974

Earnings per share:
Basic, as reported	$0.28	0.22	0.51	0.50

Basic, proforma	$0.28	0.22	0.50	0.48

Diluted, as reported	$0.28	0.21	0.50	0.47

Diluted, proforma	$0.27	0.20	0.49	0.45

The	fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions, there were no options granted during the three and six months ended June 30, 2004:

	Three Months Ended June 30,	Six Months Ended June 30,
	2003	2003
Weighted-average risk-free interest rate	4.33%	4.33%
Dividend yield	2.00%	2.00%
Volatility	29.00%	29.00%
Expected life in years	10	10
Weighted-average grant date fair value of options issued during the period	$2.46	$2.46

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Earnings Per Share (“EPS”). Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. All per share amounts reflect the five-for-four stock split declared on April 22, 2003. The following tables present the calculations of EPS (dollars in thousands, except per share amounts).

	2004			2003
	Earnings	Weighted - Average Shares	Per Share Amount	Earnings	Weighted - Average Shares	Per Share Amount
Three Months Ended June 30:
Basic EPS:
Net earnings available to common stockholders	$614	2,172,037	$.28	$457	2,036,181	$.22

Effect of dilutive securities- Incremental shares from assumed conversion of options	—	42,305		—	122,395

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$614	2,214,342	$.28	$457	2,158,576	$.21

Six Months Ended June 30:
Basic EPS:
Net earnings available to common stockholders	$1,084	2,134,516	$.51	$1,008	2,030,309	$.50

Effect of dilutive securities- Incremental shares from assumed conversion of options	—	38,465		—	116,987

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$1,084	2,172,981	$.50	$1,008	2,147,296	$.47

(continued)

MADISON BANCSHARES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2004 of the regulatory capital requirements and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement
Total capital to risk-weighted assets	10.96%	8.00%
Tier I capital to risk-weighted assets	9.75%	4.00%
Tier I capital to total assets - leverage ratio	9.20%	4.00%

6.	Sale of Deposit Accounts. On February 7, 2003, the Company sold the deposit accounts at one of the banking offices in Pinellas County. Total deposits at this office were $11.7 million and the Company realized a net pretax gain of $200,000. The office was closed effective with the closing of this transaction.

7.	Merger/Sale. On March 19, 2004, Madison BancShares entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Whitney Holding Corporation (“Whitney”) pursuant to which Whitney agreed to acquire Madison. Under the terms of the Merger Agreement, each shareholder of Madison BancShares, Inc. will receive $29.89 per share in cash and/or Whitney common stock, but no more than 65% of the total consideration will be in Whitney stock. Whitney is the parent company of Whitney National Bank which serves the five-state Gulf Coast region stretching from Houston, Texas into the panhandle of Florida. The acquisition is expected to be completed in the third quarter of 2004. At December 31, 2003, Whitney had total assets of approximately $7.8 billion and stockholders’ equity of approximately $840 million.

8.	Reclassifications. Certain amounts in the 2003 condensed consolidated financial statements have been reclassified to conform to the 2004 presentation.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2004, and for the three- and six- month periods ended June 30, 2004 and 2003 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Madison BancShares, Inc.

Palm Harbor, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Madison BancShares, Inc. and Subsidiary (the “Company”) as of June 30, 2004, and the related condensed consolidated statements of earnings for the three- and six- month periods ended June 30, 2004 and 2003, the related condensed consolidated statements of cash flows and stockholders’ equity for the six-month periods ended June 30, 2004 and 2003. These interim condensed financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 15, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith, PA

HACKER, JOHNSON & SMITH PA

Tampa, Florida

July 22, 2004

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

General

Madison BancShares, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of Madison Bank (the “Bank”) (collectively, the “Company”). The only significant activity of the Holding Company is the operation of the Bank. The Bank is a state-chartered commercial bank incorporated under the laws of the State of Florida. The Bank deposit’s are insured by the Federal Deposit Insurance Corporation. The Bank currently provides a variety of banking services to small and middle-market businesses and individuals through its two banking offices located in Pinellas County, Florida and two banking office in Pasco County, Florida.

Liquidity and Capital Resources

The Company’s primary source of cash during the six months ended June 30, 2004, was from net deposit inflows of approximately $26.8 million, principle repayments of securities available for sale of approximately $3.3 million, increase in other borrowings of approximately $.6 million and cash flows from operations of approximately $2.2 million. Cash was used primarily to originate net loans of approximately $15.2 million and to repay Federal Home Loan Bank advances of approximately $9.1 million. At June 30, 2004, the Bank exceeded its regulatory liquidity requirements.

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

A summary of the amounts of the Company’s financial instruments, which approximates fair value, with off-balance sheet risk at June 30, 2004, follows (in thousands):

Contract Amount
Commitments to extend credit	$18,495

Unused lines of credit and construction loans	$31,805

Standby letters of credit	$534

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Selected Financial Information

The following are presented for the dates and periods indicated:

	Six Months Ended June 30,	Year Ended December 31,	Six Months Ended June 30,
	2004	2003	2003
Average equity as a percentage of average assets	8.35%	8.02%	7.88%
Equity to total assets at end of period	8.18%	8.16%	7.91%
Book value per share (2)	$8.46	$8.17	$7.63
Return on average assets (1)	1.03%	1.11%	1.05	%(3)
Return on average equity (1)	12.31%	13.82%	13.32	%(3)
Noninterest expenses to average assets (1)	2.81%	3.13%	3.24%
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of period	.08%	.10%	1.55%

(1)	Annualized for the six months ended June 30.
(2)	Adjusted for stock dividend and stock split.
(3)	Excluding the after tax gain on sale of deposit accounts during the period, return on average assets was .92% and the return of average equity was 11.68%.

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

	Three Months Ended June 30,
	2004			2003
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$180,406	2,902	6.43%	$159,177	2,837	7.13%
Securities	20,597	196	3.81	20,518	191	3.72
Other interest-earning assets (2)	2,544	12	1.89	3,275	18	2.20

Total interest-earning assets	203,547	3,110	6.11	182,970	3,046	6.66

Noninterest-earning assets	12,016			9,672

Total assets	$215,563			$192,642

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	74,592	146.78		66,094	161.97
Time deposits	74,140	588	3.17	72,469	649	3.58

Total interest-bearing deposits	148,732	734	1.97	138,563	810	2.34
Other interest-bearing liabilities (3)	23,272	171	2.94	16,847	148	3.51

Total interest-bearing liabilities	172,004	905	2.10	155,410	958	2.47

Noninterest-bearing liabilities	25,633			21,833
Stockholders’ equity	17,926			15,399

Total liabilities and stockholders’ equity	$215,563			$192,642

Net interest income		$2,205			$2,088

Interest-rate spread (4)			4.01%			4.19%

Net interest margin (5)			4.33%			4.56%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.18			1.18

(1)	Includes loans on nonaccrual status.
(2)	Includes Federal Home Loan Bank stock, federal funds sold and interest-bearing deposits.
(3)	Includes securities sold under agreements to repurchase, Federal Home Loan Bank advances and other borrowings.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2004			2003
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$175,579	5,591	6.37%	$157,728	5,674	7.19%
Securities	20,466	397	3.88	20,486	411	4.01
Other interest-earning assets (2)	3,163	28	1.77	3,617	37	2.05

Total interest-earning assets	199,208	6,016	6.04	181,831	6,122	6.73

Noninterest-earning assets	11,704			10,301

Total assets	$210,912			$192,132

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	71,887	289.80		65,888	349	1.06
Time deposits	72,252	1,156	3.20	73,574	1,336	3.63

Total interest-bearing deposits	144,139	1,445	2.01	139,462	1,685	2.42
Other interest-bearing liabilities (3)	24,187	350	2.89	16,886	293	3.47

Total interest-bearing liabilities	168,326	1,795	2.13	156,348	1,978	2.53

Noninterest-bearing liabilities	24,970			20,645
Stockholders’ equity	17,616			15,139

Total liabilities and stockholders’ equity	$210,912			$192,132

Net interest income		$4,221			$4,144

Interest-rate spread (4)			3.91%			4.20%

Net interest margin (5)			4.24%			4.56%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.18			1.16

(1)	Includes loans on nonaccrual status.
(2)	Includes Federal Home Loan Bank stock, federal funds sold and interest-bearing deposits.
(3)	Includes securities sold under agreements to repurchase, Federal Home Loan Bank advances and other borrowings.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2004 and 2003

General. Net earnings for the three-months ended June 30, 2004, were $614,000 or $.28 per basic and $.28 per diluted share compared to $457,000 or $.22 per basic and $.21 per diluted share for 2003. The increase in net earnings was due to an increase in net interest income after provision for loan losses and a decrease in noninterest expenses, partially offset by a decrease in noninterest income.

Interest Income and Expense. Interest income increased to $3.1 million for the three-month period ended June 30, 2004 from $3.0 million for the three months ended June 30, 2003. Interest on loans increased to $2.9 million for the three-months ended June 30, 2004 compared to $2.8 million in 2003 due to an increase in the average loan portfolio balance to $180.4 million from $159.2 million which was partially offset by a decrease in the weighted-average yield earned in 2004 to 6.43% from 7.13% in 2003 due to the lower interest rate environment. Interest on securities increased for the three months ended June 30, 2004 to $196,000 from $191,000 in 2003. The increase was due to an increase in the weighted-average yield earned in 2004 to 3.81% from 3.72% in 2003 and an increase in the average portfolio balance to $20.6 million in 2004 from $20.5 million in 2003. Interest on other interest-earning assets decreased from $18,000 in 2003 to $12,000 in 2004.

Interest expense on deposits decreased to $734,000 for the three-months ended June 30, 2004 from $810,000 in 2003. The decrease is due to a decrease in the average rate paid on interest-bearing deposits in 2004 to 1.97% from 2.34% in 2003, and partially offset by an increase in the average deposits in 2004 to $148.7 million compared to $138.6 million in 2003.

Interest expense on other borrowings increased to $171,000 for the three-months ended June 30, 2004 from $148,000 for the three-months ended June 30, 2003. The increase is due to an increase in average other borrowings to $23.3 million in 2004 from $16.8 million in 2003, partially offset by a decrease in the weighted rate paid to 2.94% in 2004 from 3.51% in 2003.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Bank’s market areas, and other factors related to the collectibility of the Bank’s loan portfolio. The Bank recorded no provision for loan losses for the three-month period ended June 30, 2004 due to the substantial decrease in average impaired loans and no net charge-offs during the quarter compared to a $121,000 provision for the same period in 2003. The allowance for loan losses is $2.46 million at June 30, 2004. While management believes that its allowance for loan losses is adequate as of June 30, 2004, future adjustments to the Bank’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income decreased to $271,000 in 2004 from $338,000 for the three- months ended June 30, 2003. The decrease is primarily due to a decrease in loan brokerage fees due to less activity in the residential loan production area.

Noninterest Expense. Total noninterest expense decreased to $1,486,000 for the three months ended June 30, 2004 from $1,569,000 for the comparable period ended June 30, 2003, primarily due to a decrease in occupancy costs of $65,000.

Income Taxes. Income taxes for the three months ended June 30, 2004, were $376,000 or 38.0% of earnings before income taxes compared to $279,000 or 37.9% for the period ended June 30, 2003.

MADISON BANCSHARES, INC. AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2004 and 2003

General. Net earnings for the six-months ended June 30, 2004, were $1,084,000 or $.51 per basic and $.50 per diluted share compared to $1,008,000 or $.50 per basic and $.47 per diluted share for 2003. Excluding the $124,000 net after tax gain on the sale of deposit accounts, net earnings in 2003 were $884,000 or $.44 per basic and $.41 per diluted share. The increase in net earnings was due to an increase in net interest income after provision for loan losses and a decrease in noninterest expenses, partially offset by a decrease in noninterest income.

Interest Income and Expense. Interest income decreased to $6.0 million for the six-month period ended June 30, 2004 from $6.1 million for the six months ended June 30, 2003. Interest on loans decreased to $5.6 million for the six-months ended June 30, 2004 compared to $5.7 million in 2003 due to a decrease in the weighted-average yield earned in 2004 to 6.37% from 7.19% in 2003 which was partially offset by an increase in the average loan portfolio balance to $175.6 million from $157.7 million. Interest on securities decreased for the six months ended June 30, 2004 to $397,000 from $411,000 in 2003. The decrease was due to a decrease in the weighted-average yield earned in 2004 to 3.88% from 4.01% in 2003. Interest on other interest-earning assets decreased from $37,000 in 2003 to $28,000 in 2004.

Interest expense on deposits decreased to $1,445,000 for the six-months ended June 30, 2004 from $1,685,000 in 2003. The decrease is due to a decrease in the average rate paid on interest-bearing deposits in 2004 to 2.01% from 2.42% in 2003, which was partially offset by an increase in the average deposits in 2004 to $144.1 million compared to $139.5 million in 2003.

Interest expense on other borrowings increased to $350,000 for the six-months ended June 30, 2004 from $293,000 for the six-months ended June 30, 2003. The increase is due to an increase in average other borrowings to $24.2 million in 2004 from $16.9 million in 2003, partially offset by a decrease in the weighted rate paid to 2.89% in 2004 from 3.47% in 2003.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Bank’s market areas, and other factors related to the collectibility of the Bank’s loan portfolio. The provision for loan losses was $18,000 for the six-month period ended June 30, 2004 compared to $243,000 for the same period in 2003 due to the substantial decrease in average impaired loans. The allowance for loan losses is $2.46 million at June 30, 2004. While management believes that its allowance for loan losses is adequate as of June 30, 2004, future adjustments to the Bank’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income decreased to $506,000 in 2004 from $840,000 for the six- months ended June 30, 2003. The decrease is primarily due to a decrease in loan brokerage fees due to less activity in the residential loan production area and a gain recognized on the sale of deposit accounts of $200,000 in 2003.

Noninterest Expense. Total noninterest expense decreased to $3.0 million for the six months ended June 30, 2004 from $3.1 million for the comparable period ended June 30, 2003, primarily due to decreases in employee compensation and benefits and occupancy and equipment costs.

Income Taxes. Income taxes for the six months ended June 30, 2004, were $665,000 or 38.0% of earnings before income taxes compared to $617,000 or 38.0% for the period ended June 30, 2003.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the “Annual Meeting”) of Madison BancShares, Inc., was held on June 2, 2004, to consider the election of seven directors with terms expiring at the 2005 Annual Meeting and the ratification of the independent auditors.

Proposal I

At the Annual Meeting, 1,867,492 shares were present in person or by proxy. Listed below are the directors that were elected at the Annual Meeting with a summary of the votes cast for each nominee:

	Term	For	Withhold
Robert W. Byrd	2005	1,864,243	3,249
George M. Cantonis	2005	1,864,243	3,249
Thomas A. Castriota	2005	1,864,243	3,249
Wayne R. Coulter	2005	1,863,443	4,049
Melvin S. Cutler	2005	1,829,140	38,352
Robert B. McGivney	2005	1,829,140	38,352
Paul J. Wikle	2005	1,864,243	3,249

MADISON BANCSHARES, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 4. Submission of Matters to a Vote of Security Holders, Continued

Proposal II

The Amendment of the amended and restated 1998 Directors’ Stock Option Plan to provide that options issued under the Plan shall vest at the discretion of the Board of Directors:

For	Against	Abstain	Not Voted
1,231,218	35,159	43,942	557,173

Proposal III

Ratification of the appointment of Hacker, Johnson & Smith PA, as the Independent Auditors for Madison BancShares and its wholly-owned subsidiary, for the fiscal year ending December 31, 2004:

For	Against	Abstain
1,861,895	3,200	2,397

Proposal IV

The adjournment of the Annual Meeting to solicit additional proxies in the event there are not sufficient votes to approve either of the foregoing proposals:

For	Against	Abstain
1,815,175	48,777	3,540

MADISON BANCSHARES, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit
* 2	Plan of acquisition, reorganization, arrangement, liquidation, or succession

* 3.1	Articles of Incorporation of Madison BancShares, Inc.

* 3.2	Bylaws of Madison BancShares, Inc. and Subsidiary

* 4	Sample Stock Certificate for Madison BancShares, Inc.

* 10.2	Employment Agreement of Robert McGivney

* 10.3	Employment Agreement of David Paetzold

* 10.5	Madison Bank Amended and Restated 1998 Key

Employee Stock Compensation Program

* 10.6	Madison Bank Amended and Restated 1998 Director’s

Stock Option Plan

** 10.7	Employment Agreement of Otho B. Young, III

***10.8	Employment Agreement of Martin W. Gladysz

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	These exhibits were filed with Madison’s Form 10-SB on June 8, 2001.
**	This exhibit was filed with Madison’s Form 10-KSB on March 17, 2003.
***	This exhibit was filed with Madison’s Form 10-QSB on August 8, 2003.

(b)	Reports on Form 8-K. There was one Form 8-K filed during the three months ended June 30, 2004.

On April 22, 2004, Madison BancShares, Inc. released earnings for the three months ended March 31, 2004.

MADISON BANCSHARES, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MADISON BANCSHARES, INC. AND SUBSIDIARY
(Registrant)

Date: August 12, 2004	By:	/s/ Robert B. McGivney
Robert B. McGivney,
President and Chief Executive Officer

Date: August 12, 2004	By:	/s/ Martin W. Gladysz
Martin W. Gladysz,
Chief Financial Officer and Treasurer